Form 10-Q
period 2015-11-30
MOMENTOUS HOLDINGS CORP.
filed 2016-01-07
CIK 1653876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2015

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-207163

MOMENTOUS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	7900	32-0471741
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Suite 3, Floor 3, 148 Cambridge Heath Road,

London, E1 5QJ, United Kingdom

(address of principal executive offices)

Registrant's telephone number, including area code:   +44 744 430 1337

IncSmart.biz, Inc.

4264 Lady Burton St.

Las Vegas, NV 89129

(Name and address of agent for service of process)

COPIES OF COMMUNICATIONS TO:

W. Scott Lawler, Booth Udall Fuller

1255 W. Rio Salado Pkwy., Ste. 215

Tempe, AZ 85281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares as of January 6, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of November 30, 2015 and May 31, 2014 (unaudited);
F-2	Statements of Comprehensive Loss for the three and six months ended November 30, 2015 and 2014 (unaudited);
F-3	Statements of Cash Flows for the six months ended November 30, 2015 and 2014 (unaudited); and
F-4	Notes to the unaudited Consolidated Financial Statements.

Momentous Holdings Corp.

Balance Sheet

(Unaudited)

	November 30,	May 31,
ASSETS	2015	2015
Current Assets
Cash	$7,141	$–
Accounts receivable	128	–
Total Current Assets	7,270	–
Fixed Assets
Property & Equipment, net of accumulated depreciation of $611 and $472, respectively.	719	881

TOTAL ASSETS	$7,988	$881

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable	$1,465	$4,993
Advances from related party	19,147	13,320
Total Current Liabilities	20,612	18,313
Total Liabilities	20,612	18,313

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of November 30, 2015 and May 31, 2015 , respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,500,000 and 2,500,000 shares issued and outstanding as of November 30, 2015 and May 31, 2015 , respectively	2,500	2,500
Additional paid-in capital	7,500	7,500
Accumulated deficit	(23,682)	(18,291)
Stock Subscription Receivable	–	(10,000)
Accumulated other comprehensive income	1,058	859
Total Stockholders' Deficit	(12,624)	(17,432)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,988	$881

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

Revenues	$358	$333	$747	$1,108

Cost of Goods Sold	252	125	394	175

Gross Profit	106	208	353	933

Operating Expenses
General and administrative expenses	5,278	–	5,744	178
Total Operating Expenses	5,278	–	5,744	178

Income/(Loss) before Provision for Income Taxes	(5,172)	208	(5,391)	755

Provision for Income Taxes	–	–	–	–

Net Income/(Loss)	$(5,172)	$208	$(5,391)	$755

Other Comprehensive Loss
Foreign currency translation adjustment	(313)	734	(198)	364
Total Comprehensive Income/(Loss)	$(5,484)	$942	$(5,589)	$1,119

Net Loss per Share: Basic and Diluted	$(0.00)	$–	$(0.00)	$–

Weighted Average Number of Shares Outstanding: Basic and Diluted	2,500,000	–	2,500,000	–

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(5,391)	$755
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	170	178
Changes in:
Accounts payable	(3,528)	–
Accounts receivable	(128)	–
Net cash provided by (used in) operating activities	(8,877)	933

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments to) Director, net	5,827	(1,856)
Proceeds from the sale of common stock	10,000	–
Net cash provided by (used in) financing activities	15,827	(1,856)

Effect of exchange rate changes on cash	192	923

Changes in cash during the period	7,141	–

Cash at beginning of period	–	–

Cash at end of period	$7,141	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

November 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

We were incorporated as Momentous Holdings Corp. (the “Company”) on May 29, 2015 in the State of Nevada for the purpose of designing, acquiring and developing mobile apps and mobile software for download by end consumers.

Prior to forming Momentous Holdings Corp., Mr. Horan, our founder and president, operated the business as a sole proprietor under the dba “Health & Fitness Apps”. He started the business on December 2, 2013, when he purchased a computer, and started working on product designs and the company’s website. The first sales occurred in early 2014, prior to the formation of Momentous Holdings Corp. Subsequently, Mr. Horan contributed the business assets and liabilities of his sole proprietorship into Momentous Holdings Corp., in exchange for 500,000 shares of our common stock.

Our overall aim is to design, acquire and develop mobile applications (‘app/apps’) and mobile software for download by end consumers. Our goal is to have a training, health and fitness, well-being app for everyone.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as November 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the six and three months ended November 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Registration statement on Form S-1 for the year ended May 31, 2015 filed with the SEC on December 15, 2015.

The consolidated financial statements include the financial statements of Momentous Holdings Corp., and James Horan doing business as Health & Fitness Apps which have been accounted for as a combination of entities under common control. All significant inter-company balances and transactions have been eliminated upon consolidation.

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company follows FASB ASC 605 “ Revenue Recognition ” and recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

1. persuasive evidence of an arrangement exists;

2. the product has been shipped or the services have been rendered to the customer;

3. the sales price is fixed or determinable; and,

4. collectability is reasonably assured.

Major revenue activities are expected to be generated from the sale of apps, nutrition products, advertising and branded merchandise and clothing.

Income Taxes

The Company accounts for its income taxes in accordance with ASC No. 740, "Income Taxes". Under Statement 740, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Depreciation, Amortization and Capitalization

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at November 30, 2015.

Long-lived assets such as property and equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

We expense software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products are not material.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in shareholders’ deficit.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	November 30,	May 31,
	2015	2015
Equipment	$1,330	$1,353
Less accumulated depreciation	611	472
Equipment, net	$719	$881

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $170 and $347 for the six months to November 30, 2015 and the year ended May 31, 2015, respectively.

NOTE 4 - INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the six months to November 30 and for the year to May 31, 2015 to the Company’s effective tax rate is as follows:

	November 30, 2015	May 31, 2015

Income tax benefit at statutory rate	$1,832	$1,894
Change in valuation allowance	(1,832)	(1,894)
Income tax provision	$–	$–

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of November 30, 2015 and May 31, 2015 are as follows:

	November 30, 2015	May 31, 2015

Net Operating Loss	$8,051	$6,219
Valuation allowance	(8,051)	(6,219)
Net deferred tax asset	$–	$–

The Company has approximately $23,682 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $23,682 and a stockholders deficit of $12,624 at November 30, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 6 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of November 30, 2015 and May 31, 2015, the balance of the amounts due to the director was $19,147 and $13,320, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and had no specific terms of repayment. The Company neither owns nor formally leases any real or personal property, and an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – CAPITAL STOCK

The Company was incorporated on May 29, 2015 in Nevada with authorized capital of 75,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

On May 29, 2015, the Company’s founder, President and CEO, James Horan, subscribed for 1,000,000 common shares, at a price of $0.005 per share.

On May 29, 2015, the Company’s former Secretary and Treasurer, Andrew Brown, subscribed for 1,000,000 common shares, at a price of $0.005 per share.

On May 29, 2015, the Company’s founder, President and CEO, James Horan, contributed the business assets and liabilities of his sole proprietorship into Momentous Holdings Corp., in exchange for 500,000 shares of our common stock.

On September 28, 2015 the Company received the $10,000 in respect of James Horan’s subscription of 1,000,000 common shares, at a price of $0.005 per share and Andrew Brown’s subscription of 1,000,000 common shares, at a price of $0.005 per share.

There were 2,500,000 shares of common stock issued and outstanding at November 30, 2015. There were no shares of preferred stock issued and outstanding at November 30, 2015.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has evaluated events subsequent to November 30, 2015 through the date of these financial statements were available to be issued.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management's statements contained in this portion of the prospectus are not historical facts and are forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, those matters discussed under the section entitled “Risk Factors,” above. Such risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Our Plan for the Next 12 Months

The following is a list of business goals and milestones we wish to accomplish within the next twelve months.

•	Secure necessary funds
•	Product Development, Facility and Equipment
•	Engage in advertising and marketing
•	Hire skilled employees to complete our team
•	Pay for legal and accounting costs

Our first major milestones will be securing funds and upping the scale of our production. This is our primary focus. In three years, we hope to have established our brand, apps and company in the United States, United Kingdom and internationally.

Product Development, Facility and Equipment

Should we secure sufficient funding we intend to develop our existing apps to include the following features with associated costs:

1)	Develop a feature that provides the user with suggested exercises once a particular muscle/muscle group is chosen. Also to include the ability to show exercises previously completed to explain users delayed onset muscle soreness (DOMS). This feature would also record previous exercises completed by the user to allow progress tracking and progress reports. The cost of these additions would be approximately $25,000 and take two months to implement.
2)	Add a ‘shuffle’ feature in which the app randomly suggests a full body exercise program for any given day as opposed to ‘shuffling’ between the same muscle groups as the app currently does. This would cost approximately $7,600 and would take two weeks to implement.
3)	Include the ability for users to share completed training programs via social media/networking, such as Strava, map My Run, My Fitness Plan, Twitter, Instagram and Facebook. This allows people to share their work-outs and also promotes the app. This would be achieved within a few days and would cost approximately $2,000.
4)	Add a function that allows the recording or cardiovascular exercises. This feature would cost approximately $9,000 and would take a month to implement.
5)	After a workout the user is asked to grade their effort, this may not be accurate, particularly in beginners. The addition of a more detailed recording function to record sets/repetitions/time with beginner, intermediate, experience variations. Due to the complexity or calculating the required algorithms this would cost approximately $11,500 and one month to implement.
6)	Add an additional feature to sell products through the app to include supplements, exercise clothing, footwear etc. This feature will allow us to develop our own clothing or retail other brands and provide a secondary revenue stream. This feature will take one month to develop and will cost approximately $8,000.
7)	Add a function to illustrate a male or female muscular anatomy depending on the user, currently the app only shows a male muscular illustration. This required extensive programming and could cost between $3,800 and $7,600 and could be achieved within a month.

As we currently outsource the development of our apps the above costs would hold true unless we employed our own developer. We estimate we could employ a proficient developer for around $55,000 per annum. This would allow us to implement the above changes and develop new apps. The cost of a new app developed by an external provider would be in excess of $25,000. Depending on our ability raise funding it may be more cost effective to employ a developer than outsource the development of our apps. This would also require us to purchase equipment and lease a facility. We suspect a suitable facility could be found for $15,000 p.a. and equipment costs would be in the region of $15,000 to include computers and software licenses.

In the event we are able to raise less than 100% of our offering, we will have to scale back our planned development, leasing of a facility and taking on full time staff. Thus, for instance, if we are only raise 50% to 100% of our offering, we will use external providers to develop our existing apps. In the event we are only able to raise less than 50%, we will focus on points 1, 2 and 4 of the above list. In the event that we are only able to raise 25% or $40,000, we will focus on points 1, 2 and 3 of the above list with the balance of funding to be allocated to an advertising campaign to increase consumer awareness.

Advertising and Marketing

We intend to increase our marketing and web presence immediately/when funding is received. We intend to instruct a specialist search engine optimization (SEO) and marketing expert to help penetrate new market opportunities in the US, UK and other countries.

Our objectives are to: increase downloads of the free app globally and increase conversion rates from the ‘lite’ to the purchased version.

We estimate initially this will cost $2,750 per month for 20 hours of dedicated support. This can be increased to $4,000 per month for 50 hours and $7,300 per month for 100 hours should we raise sufficient funds. We will primarily look to focus on organic routes such as strong SEO and social media presence using Apple iTunes, Google AdWords, Facebook, Instagram and Twitter. Google AdWords for example allows you to choose where your ad appears, on which specific websites and in which geographical areas (states, towns, or even neighborhoods), allowing for targeted marketing.

We intend to budget a total of $10,000 for marketing and advertising if we sell 100% of our offering. The shortfall in funds to complete the above objections is expected to be met by our revenues. In the event we are able to raise less than 100% of our offering, we will have to scale back on advertising and marketing in the order of preference outlined above. Thus, for instance, if we are only raise 50% to 100% of our offering, we will develop search engine optimization with less money involved in our marketing campaign. In the event we are only able to raise less than 50%, we will have to consider our options with available revenues. We will implement these campaigns once we have developed our existing apps. It is important that we improve the app before increasing advertising. As sales have been seasonal we will try to develop the apps immediately to ensure marketing is implemented in line with seasonal downloads. A budget will be allocated to advertising once we have secured funding or gross profits allow within the next 3 to 6 months.

Labor

We estimate we could employ a proficient developer for around $55,000 per annum. This would allow us to implement the above changes and develop new apps. The cost of a new app developed by an external provider would be in excess of $25,000. Depending on our ability raise funding it may be more cost effective to employ a developer than outsource the development of our apps. This would also require us to purchase equipment and lease a facility.

Should we raise sufficient funding we would start recruiting immediately. Alternatively we could continue to outsource elements of the development process as required until such a time those full time employees are financially viable. We would expect this to be within the next 12-24 months though organic growth should we not receive sufficient funding to recruit immediately. Required training will be funded through revenues or proceeds of our offering and employees will be sent on formal training courses offered by suitable industry trainers. We intend to hire new employees depending on our development needs as funds are available. We expect this will be within the next 3 to 6 months and it will be prioritized in order of merit and depending on the increase in sales.

Offering Expenses, Legal and Accounting

In order to fund our operations and pay offering expenses of $10,000, we believe that we need the $200,000 in proceeds from our offering that went effective December 31, 2015. We are required to compensate legal and accounting professionals as we meet our reporting obligations with the Securities and Exchange Commission. We believe this will costs us approximately $25,000 for the next twelve months.

Results of Operations for the three and six months to November 30, 2015 and 2014.

Revenues

Our total revenue reported for the three months ended November 30, 2015 and 2014 were $358 and 333, respectively. Our total revenue reported for the six months ended November 30, 2015 and 2014 were $747 and 1,108, respectively.

We expect revenues to increase for the year ended May 31, 2016 as a result of increased sales resulting from improved marketing, app development and new app launches. If we are able to raise money, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Cost of Revenue

Our cost of revenue for the three months ended November 30, 2015 and 2014 were $252 and $125, respectively. Our cost of revenue for the six months ended November 30, 2015 and 2014 were $394 and $175, respectively.

Gross Profit

Gross profits for the three months ended November 30, 2015 and 2014 were $106 and $208, respectively approximately 30% and 62%, of sales respectively. Gross profits for the six months ended November 30, 2015 and 2014 were $353 and $933, respectively approximately 47% and 84%, of sales respectively.

Operating Expenses

Operating expenses were $5,278 and $Nil for the three months ended November 30, 2015 and 2014, respectively. Our operating expenses for the three months ended November 30, 2015 consisted of general and administrative expenses.

Operating expenses were $5,744 and $178 for the six months ended November 30, 2015 and 2014, respectively. Our operating expenses for the three months ended November 30, 2015 consisted of general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net (loss)/profit for the three months ended November 30, 2015 and 2014 were ($5,172) and $208, respectively. Net (loss)/profit for the six months ended November 30, 2015 and 2014 were ($5,391) and $755, respectively.

Liquidity and Capital Resources

As of November 30, 2015, we had total assets of $7,988, consisting of cash of $7,141, accounts receivable of $128 and $719 of property and equipment. We had current liabilities of $20,612 as of November 30, 2015 consisting of an advance from related party of $19,147 and accounts payable of $1,465. Accordingly, we had a working capital deficit of $12,624 as of November 30, 2015.

Operating activities expended $8,750 in cash for the six months to November 30, 2015. Financing Activities for the six months to November 30, 2015 provided $15,827 in proceeds of director advances and proceeds from stock subscriptions received.

As outlined above, we expect to spend approximately $200,000 toward the initial implementation of our business plan over the course of our next full fiscal year, as of November 30, 2015, we had cash of $7,141. The success of our business plan therefore depends on raising funds through our current offering. If the maximum offering is sold, we should have sufficient cash to carry out our business plan until May 31, 2016. If substantially less than the maximum offering is sold, however, our ability to execute on our immediate business plan will be impaired. Our ability to operate beyond May 31, 2016, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at November 30, 2015 total $7,988. The Company has generated minimal revenues since inception, has an accumulated deficit of $23,682 and a stockholders deficit of $12,624 at November 30, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

Off Balance Sheet Arrangements

As of November 30, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2016, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momentous Holdings Corp.

Date: January 7, 2016

By: /s/ James Horan

James Horan

Title: Chief Executive Officer

