Form 10-Q
period 2016-02-29
MOMENTOUS HOLDINGS CORP.
filed 2016-03-29
CIK 1653876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,785,000 shares as of March XX, 2016.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of February 29, 2016 and May 31, 2015 (unaudited);
F-2	Statements of Comprehensive Loss for the three and nine months ended February 29, 2016 and 2015 (unaudited);
F-3	Statements of Cash Flows for the nine months ended February 29, 2016 and 2015 (unaudited); and
F-4	Notes to the unaudited Consolidated Financial Statements.

ii

Momentous Holdings Corp.

Balance Sheet

(Unaudited)

	February 29,	May 31,
	2016	2015
ASSETS
Current Assets
Cash	$49,988	$–
Prepaid expenses	531	–
Accounts receivable	78	–
Total Current Assets	50,598	–
Fixed Assets
Property & Equipment, net of accumulated depreciation of $641 and $472, respectively	586	881

TOTAL ASSETS	$51,184	$881

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable	$–	$4,993
Advances from related party	17,664	13,320
Total Current Liabilities	17,664	18,313
Total Liabilities	17,664	18,313

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of February 29, 2016 and May 31, 2015 , respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,785,000 and 2,500,000 shares issued and outstanding as of February 29, 2016 and May 31, 2015, respectively	3,785	2,500
Additional paid-in capital	57,615	7,500
Accumulated deficit	(28,032)	(18,291)
Stock Subscription Receivable	–	(10,000)
Accumulated other comprehensive income	152	859
Total Stockholders' Deficit	33,520	(17,432)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,184	$881

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Revenues	$298	$312	$1,011	$1,420

Cost of Goods Sold	103	124	479	299

Gross Profit	195	188	532	1,121

Operating Expenses
General and administrative expenses	4,792	76	10,273	254
Total Operating Expenses	4,792	76	10,273	254

Income/(Loss) before Provision for Income Taxes	(4,597)	112	(9,741)	867

Provision for Income Taxes	–	–	–	–

Net Income/(Loss)	$(4,597)	$112	$(9,741)	$867

Other Comprehensive Loss
Foreign currency translation adjustment	908	(35)	(709)	398
Total Comprehensive Income/(Loss)	(3,689)	77	(10,450)	1,266

Net Loss per Share: Basic and Diluted	$(0.00)	$–	$(0.00)	$–

Weighted Average Number of Shares Outstanding: Basic and Diluted	2,502,310	–	2,500,000	–

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 29,	February 28,
	2015	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(9,741)	$867
Adjustments to reconcile net loss to net cash used in operating activities		–
Depreciation expense	242	254
Changes in:
Accounts payable	(4,993)	–
Accounts receivable	(78)	–
Prepaid expenses	(531)	–
Net cash provided by (used in) operating activities	(15,101)	1,121

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments to) related party, net	4,344	(1,856)
Proceeds from the sale of common stock	61,400
Net cash provided by (used in) financing activities	65,744	(1,856)

Effect of exchange rate changes on cash	(655)	734

Changes in cash during the period	49,988	(0)

Cash at beginning of period	–	–

Cash at end of period	$49,988	$(0)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

February 29, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as February 29, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended February 29, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Registration statement on Form S-1 for the year ended May 31, 2015 filed with the SEC on December 15, 2015.

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

Depreciation, Amortization and Capitalization

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). Historical costs are reviewed and evaluated for the net realizable value of the assets. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets existed at February 29, 2016.

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	February 29,	May 31,
	2016	2015
Equipment	1,227	1,353
Less accumulated depreciation	641	472
Equipment, net	586	881

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $242 and $347 for the nine months to February 29, 2016 and the year ended May 31, 2015, respectively.

NOTE 4 - INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the nine months to February 29, 2016 and for the year to May 31, 2015 to the Company’s effective tax rate is as follows:

	February 29, 2016	May 31, 2015

Income tax benefit at statutory rate	$3,312	$1,894
Change in valuation allowance	(3,312)	(1,894)
Income tax provision	$–	$–

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of February 29, 2016 and May 31, 2015 are as follows:

	February 29, 2016	May 31, 2015

Net Operating Loss	$9,531	$6,219
Valuation allowance	(9,531)	(6,219)
Net deferred tax asset	$–	$–

The Company has approximately $28,032 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $28,032 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 6 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

As of February 29, 2016 and May 31, 2015, the balance of the amounts due to the director was $17,664 and $13,320, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and had no specific terms of repayment. The Company neither owns nor formally leases any real or personal property, and an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

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

As of February 29, 2016, the Company sold an aggregate of 1,285,000 shares of its common stock in its registered offering at a price of $0.04 per share resulting in proceeds to the Company of $51,400

There were 3,785,000 shares of common stock issued and outstanding at February 29, 2016. There were no shares of preferred stock issued and outstanding at February 29, 2016.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has evaluated events subsequent to February 29, 2016 through the date of these financial statements were available to be issued.

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

Results of Operations for the three and nine months to February 29, 2016 and 2015.

Revenues

Our total revenue reported for the three months ended February 29, 2016 and 2015 were $298 and $312, respectively. Our total revenue reported for the nine months ended February 29, 2016 and 2015 were $1,011 and 1,420, respectively.

We expect revenues to increase for the year ended May 31, 2016 as a result of increased sales resulting from improved marketing, app development and new app launches. If we are able to raise money, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Cost of Revenue

Our cost of revenue for the three months ended February 29, 2016 and 2015 were $103 and $124, respectively. Our cost of revenue for the nine months ended February 29, 2016 and 2015 were $479 and $299, respectively.

Gross Profit

Gross profits for the three months ended February 29, 2016 and 2015 were $195 and $188, respectively approximately 65% and 60%, of sales respectively. Gross profits for the nine months ended February 29, 2016 and 2015 were $532 and $1,121, respectively approximately 53% and 80%, of sales respectively.

Operating Expenses

Operating expenses were $4,792 and $76 for the three months ended February 29, 2016 and 2015, respectively. Our operating expenses for the three months ended February 29, 2016 consisted of general and administrative expenses.

Operating expenses were $10,273 and $254 for the nine months ended February 29, 2016 and 2015, respectively. Our operating expenses for the nine months ended February 29, 2016 consisted of general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net (loss)/income for the three months ended February 29, 2016 and 2015 was ($4,597) and $112, respectively. Net (loss)/income for the nine months ended February 29, 2016 and 2015 was ($9,741) and $867, respectively.

Liquidity and Capital Resources

As of February 29, 2016, we had total assets of $51,184, consisting of cash of $49,988, accounts receivable of $78, prepayments of $531 and $586 of property and equipment. We had current liabilities of $17,664 as of February 29, 2016 consisting of an advance from related party of $17,664. Accordingly, we had a working capital surplus of $33,520 as of February 29, 2016.

Operating activities expended $14,570 in cash for the nine months to February 29, 2016. Financing Activities for the nine months to February 29, 2016 provided $65,744 in proceeds of director advances and proceeds from stock subscriptions received and issuance of common stock for cash.

As outlined above, we expect to spend approximately $200,000 toward the initial implementation of our business plan over the course of our next full fiscal year, as of February 29, 2016, we had cash of $49,988. The success of our business plan therefore depends on raising funds through our current offering. If the maximum offering is sold, we should have sufficient cash to carry out our business plan until May 31, 2016. If substantially less than the maximum offering is sold, however, our ability to execute on our immediate business plan will be impaired. Our ability to operate beyond May 31, 2016, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at February 29, 2016 total $51,184. The Company has generated minimal revenues since inception, has an accumulated deficit of $28,032 at February 29, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

Off Balance Sheet Arrangements

As of February 29, 2016, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Momentous Holdings Corp.

By:	/s/ James Horan
James Horan Chief Executive Officer

Date:  March 29, 2016

14