Form 10-Q/A
period 2015-11-30
MOMENTOUS HOLDINGS CORP.
filed 2016-04-07
CIK 1653876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes   ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares as of January 6, 2016.

Explanatory Note

MOMENTOUS HOLDINGS CORP. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on January 7, 2016, for the sole purpose of amending the Cover Page to indicate that the Company is a shell company. No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momentous Holdings Corp.

By:	/s/ James Horan
James Horan Chief Executive Officer

Date:  April 6, 2016

3