Form 10-Q/A
period 2016-02-29
MOMENTOUS HOLDINGS CORP.
filed 2016-04-07
CIK 1653876

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,785,000 shares as of March 25, 2016.

Explanatory Note

MOMENTOUS HOLDINGS CORP. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2016, for the purpose of amending the Cover Page to indicate that the Company is a shell company. Also, the number of shares outstanding were as of March 25, 2016. No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momentous Holdings Corp.

By:	/s/ James Horan
James Horan Chief Executive Officer

Date:  April 6, 2016

3