Form 10-K
period 2016-05-31
MOMENTOUS HOLDINGS CORP.
filed 2016-07-15
CIK 1653876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING MAY 31, 2016

COMMISSION FILE NUMBER:

Momentous Holdings Corp.

(Exact name of registrant as specified in its charter)

Nevada	32-0471741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3, Floor 3, 148 Cambridge Heath Road,

London, E1 5QJ, United Kingdom

(Address of principal executive offices, including zip code)

+44 744 430 1337

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock: $0.00 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

The company has not been approved for trading. Therefore, no market value can be calculated. A total of 1.285 million shares are held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: There were 3,785,000 shares of common stock issued and outstanding at July 15, 2016. There were no shares of preferred stock issued and outstanding at July 15, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III: Portions of Registrant’s S-1 effective as of December 31, 2015.

Table of Contents

		Page
	A Warning About Forward-Looking Statements	1

	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	2
Item 1B.	Unresolved Staff Comments	2
Item 2.	Properties	2
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to a Vote of Security Holders	4

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	4
Item 6.	Selected Financial Data	4
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	6
Item 8.	Financial Statements and Supplementary Data	6
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	6
Item 9A.	Controls and Procedures	7
Item 9B.	Other Information	7

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	8
Item 11.	Executive Summary and Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions, and Director Independence	10
Item 14.	Principal Accountant Fees and Services	10

PART IV

Item 15.	Exhibits, Financial Statements, Schedules	11
	Index to Financial Statements	11
	Index to Exhibits	13

i

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles (“GAAP”) pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A.— Risk Factors” and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the “Company,” the “Registrant,” “Momentous” “we,” “our,” and “us” refer to MOMENTOUS HOLDINGS CORP.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by MOMENTOUS HOLDINGS CORP. with the Securities and Exchange Commission (“SEC”) at the SEC’s website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by MOMENTOUS HOLDINGS CORP. with the SEC may also be obtained from MOMENTOUS HOLDINGS CORP. by directing a request to MOMENTOUS HOLDINGS CORP. Attention: James Horan, Suite 3, Floor 3, 148 Cambridge Heath Road,

London, E1 5QJ, United Kingdom

PART I

Item 1.   Business

Overview

Momentous Holdings Corp. (“MOMENTOUS” or the “Company”) was incorporated on May 29, 2015 in the State of Nevada. Our address is Suite 3, 3rd Floor, 148 Cambridge Heath Rd., London, E1 5QJ, United Kingdom. Our corporate address is a professional mail forwarding office where physical office space may be rented on a short-term basis for additional fees. We intend to conduct our business operations, including administrative functions, sales, marketing, and app development at the offices of our third party developers, the personal residences of our officers, all of whom are currently in the United Kingdom; however, we will also be working remotely. Our corporate books and records will be maintained and stored with our legal counsel at: Booth Udall Fuller, 1255 W. Rio Salado Pkwy., Ste. 215, Tempe, AZ 85281. Our fixed equipment will be located at the personal residences of our officers. Our phone number is +44 744 430 1337+44 744 430 1337. Our fiscal year end is May 31.

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

We are a development stage company specializing in designing, acquiring and developing mobile applications (‘app/apps’) and mobile software for download by end consumers.

Currently we own Muscle Manager and Muscle Manager Pro apps, both available on Apple iTunes, and are unique apps that track users’ workout history and applies this to a physical representation of the user’s body. The ‘Manager’ screen allows users to clearly monitor those muscle groups users have worked on and those muscle groups that users have tended to neglect. Through this interactive body manager, users are clearly able to Track their exercise and help users achieve a total body workout.

Muscle Manager ‘Lite’ is a free download, as of December 2015, 43,700 consumers had downloaded the app. As of the same date we had sold approximately 1,390 copies of the Muscle Manager Pro app, which retails at $1.99 per download.

Recent Developments

On December 31, 2015, Momentous Holdings Corp.’s S-1 registration became effective. A maximum of 5,000,000 shares of our common stock at an offering price of $0.04 per share were offered and we sold a total of 1,285,000.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Office Space and Plants

We do not own any real property. We maintain an address at Suite 3, 3rd Floor, 148 Cambridge Heath Road, London, E1 5QJ, United Kingdom. Our corporate address is a professional mail forwarding office where physical office space may be rented on a short-term basis for additional fees. Since the Company’s officers are working for the Company on a part-time basis, it is not necessary to rent any office space at this time.

Our business operations, including administrative functions, sales, marketing, and app development are performed at this address, the offices of the Company’s third party developers and the personal residences of our officers, all of whom are currently based in the United Kingdom; however, we will also be working remotely. Our corporate books and records are maintained and stored with our legal council at: Booth Udall Fuller, 1255 W. Rio Salado Pkwy., Ste. 215, Tempe, AZ 85281. Our fixed equipment is located at the personal residences of our officers.

2

Item 3.    Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Incsmart.biz, Inc., 1516 E. Tropicana Ave, Ste. 155, Las Vegas, NV. 89119.

Item 4.    Mine Safety Disclosure

NA

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 31, 2015, our Form S-1 Registration Statement became effective, pursuant to which we have offered 5,000,000 shares for sale to the public and sold a total of 1,285,000 shares at $0.04 per share.

As of May 31, 2016, there were 3,785,000 shares of our common stock outstanding and 31 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Information required by Item 201(d) or Regulation S-K is included in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.	Selected Financial Data

	May 31, 2016	May 31, 2015
Revenue	$694	$1,370
Operating Expenses	24,739	6,941
Earnings (Loss)	$(24,045)	$5,571

Total Assets	$38,319	$881
Liabilities	16,719	18,313
Stockholders’ Deficit	$21,600	$(17,432)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of MOMENTOUS HOLDINGS CORP. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

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

Product Development, Facility and Equipment

Should we secure sufficient funding we intend to develop our existing apps to include the following features with associated costs:

1.	Add a function that allows the recording or cardiovascular exercises. This feature would cost approximately $9,000 and would take a month to implement.

2.	Include the ability for users to share completed training programs via social media/networking, such as Strava, map My Run, My Fitness Plan, Twitter, Instagram and Facebook. This allows people to share their work-outs and also promotes the app. This would be achieved within a few days and would cost approximately $2,000.

We are discussions with a developer to implement these changes by August 2017.

3.	Develop a feature that provides the user with suggested exercises once a particular muscle/muscle group is chosen. Also to include the ability to show exercises previously completed to explain users delayed onset muscle soreness (DOMS). This feature would also record previous exercises completed by the user to allow progress tracking and progress reports. The cost of these additions would be approximately $25,000 and take two months to implement.

4.	Add a ‘shuffle’ feature in which the app randomly suggests a full body exercise program for any given day as opposed to ‘shuffling’ between the same muscle groups as the app currently does. This would cost approximately $7,600 and would take two weeks to implement.

5.	After a workout the user is asked to grade their effort, this may not be accurate, particularly in beginners. The addition of a more detailed recording function to record sets/repetitions/time with beginner, intermediate, experience variations. Due to the complexity or calculating the required algorithms this would cost approximately $11,500 and one month to implement.

6.	Add an additional feature to sell products through the app to include supplements, exercise clothing, footwear etc. This feature will allow us to develop our own clothing or retail other brands and provide a secondary revenue stream. This feature will take one month to develop and will cost approximately $8,000.

7.	Add a function to illustrate a male or female muscular anatomy depending on the user, currently the app only shows a male muscular illustration. This required extensive programming and could cost between $3,800 and $7,600 and could be achieved within a month.

As we currently outsource the development of our apps the above costs would hold true unless we employed our own developer. We estimate we could employ a proficient developer for around $55,000 per annum. This would allow us to implement the above changes and develop new apps. The cost of a new app developed by an external provider would be in excess of $25,000. Depending on our ability raise funding it may be more cost effective to employ a developer than outsource the development of our apps. This would also require us to purchase equipment and lease a facility. We suspect a suitable facility could be found for $15,000 and equipment costs would be in the region of $15,000 to include computers and software licenses.

As we were able to raise less than 100% of our offering, we have scaled back our planned development and will not lease a facility or take on full time staff during the year to May 31, 2017. We will use external providers to develop our existing apps. We will therefore focus on points 1, 2 and 3 in the first instance with the balance of available funding to be allocated to an advertising campaign to increase consumer awareness.

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

As we have not been able to raise 100% of our offering, we will scale back on advertising and marketing in the order of preference outlined above. We will implement these campaigns once we have developed our existing apps. It is important that we improve the app before increasing advertising. As sales have been seasonal we will try to develop the apps immediately to ensure marketing is implemented in line with seasonal downloads. As this time we are unable to allocate any budget to advertising as we will prioritise the development of our apps as described above.

Labor

We estimate we could employ a proficient developer for around $55,000 per annum. This would allow us to implement the above changes and develop new apps. The cost of a new app developed by an external provider would be in excess of $25,000. As we have not raised sufficient funds we will continue to outsource the development process as required until such a time those full time employees are financially viable. We still intend to hire new employees but this will be driven by our development needs as funds are available.

In the future, the Company may be required to seek additional equity funding in the form of private or public offerings of its common stock.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended May 31, 2016, together with notes thereto, and our financial statements for the year ended May 31, 2015, together with notes thereto, which are included in this Form 10-K.

Results of Operations

Revenues

Our revenue for the year ending May 31, 2016 and 2015 was $694 and $1,370 respectively.

We expect revenues to increase for the year ended May 31, 2017 as a result of increased sales resulting from improved app development. If we are able to additional funding, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Operating Expenses

Operating expenses were $24,739 and $6,941 for the year ending May 31, 2016 and the year ended May 31, 2015, respectively.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the year ending May 31, 2016 was $24,045. Our net loss for the year ended May 31, 2015 was $5,571.

The increase in net loss is attributable to the increase in professional fees.

Liquidity and Capital Resources

As of May 31, 2016, we had total assets of $38,319, consisting of cash of $37,154, prepaid expenses of $561, accounts receivable of $67 and property and equipment of $537. We had current liabilities of $16,719 as of May 31, 2015. Accordingly, we had a working capital of $21,063 as of May 31, 2016, compared to a working capital deficit of $17,432 as of May 31, 2015.

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

Going Concern

Our assets at May 31, 2016 total $38,319. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting Company, as defined by Item 10 of regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

The financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2016. Based upon that evaluation, our Chief Executive Officers concluded that our disclosure controls and procedures were not effective as of May 31, 2016 due to lack of segregation of duties.

Evaluation of Internal Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Securities Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officers Officer, we have evaluated the effectiveness of our internal control over financial reporting as of May 31, 2016, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of May 31, 2016.

The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and there is not otherwise included in this Annual Report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended May 31, 2016, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MOMENTOUS HOLDINGS CORP.’s executive officers and directors and their respective age as of May 31, 2016 are as follows:

Directors:

Name of Director	Age
James Horan	37
Nooroa Ogden	44

Executive Officers as of May 31, 2016:

The following table lists our directors and provides their respective ages and titles as of May 31, 2016:

Name	Age	Title	Director Since
James Horan	37	Chief Executive Officer, President and Director	2015

A Nooroa Ogden P	44	Chief Financial Officer, Secretary, Treasurer and Director	2015

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

James Horan - President, CEO and Director

James Horan has been President, CEO and Director of our company since incorporation on May 29, 2015.

Prior to forming Momentous Holdings Corp., Mr. Horan, our founder and president, initially operated the business as a sole proprietor under the dba “Health & Fitness Apps”. He started the business in December 2013, with the first sales occurred in early 2014, prior to the formation of Momentous Holdings Corp. Revenues and profit have consistently grown since inception. Mr. Horan holds an MSc (hons) degree in Sport and Exercise Science, and is a YMCA certified Gym Instructor.

In addition to this, Mr. Horan has worked as a Personal Trainer from 2003 to present for both private clients and Home Health Fitness, a leading personal training firm operating in and around London. During this time, Mr. Horan has shared and taught his valuable health and fitness experience with hundreds of clients. Mr. Horan has also gained several additional sports qualifications, including being a BMC Rock Climbing Instructor, a PADI Dive Master, a BTCB Tae-Kwon-Do Instructor and a qualified First Aider.

Mr. Horan also has an outstanding track record as a Tae-Kwon-Do athlete, competing in the World Championships, European Championships, Student World Championships and the Olympic Games World Qualification between the years of 1996 and 2009. Through these years he was a Senior Irish National Team Member, and was National Team Captain from 2003-2009, subsequently coaching the Irish National squad for Olympic trials in 2012. Aside from that provided above, Mr. Horan does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. We believe that Mr. Horan’s experience as a fully qualified personal trainer and sports coach alongside his international competition experience provide him the qualifications, attributes and skills necessary to serve on the Board.

Nooroa Ogden – Secretary, Treasurer and Director

Nooroa Ogden has been Secretary, Treasurer and Director of our company since September 15, 2015.

Mr. Ogden has extensive experience in the fitness industry having worked in the industry for over 16. From September 2014, Mr. Ogden has been employed as Head Trainer at Exerceo Training Limited. His responsibilities include training clients and Develop EMS (Electric Muscle Stimulation) training studios in London. Prior to his current role Mr. Ogden worked as a Personal Trainer for both private clients and clients of LA Fitness Limited in South Kensington from June 2006.

Mr. Ogden started his career in March 2000 with London Broncos RFC holding various roles including; Development Officer, academy assistant Coach and Strength and Conditioning Coach for all academies until June 2006.

Mr. Ogden is a Paul Chek Holistic Lifestyle Coach and a Faster Master Trainer which he obtained from the C.H.E.K Institute, London.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We have not established an Audit Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

Code of Ethics.  We have not adopted a Code of Ethics for our principal executive and financial officer.

Item 11. Executive Summary and Compensation

Executive Compensation

Name and Position	Fiscal Year	Salary	Bonus	Other annual Compensation	Restricted Stock Award (s)	Securities Underling Options	LTIP Payouts	All other Compensation
James Horan	2015	$0	0	0	0	0	0	$0
Nooroa Ogden	2015	$0	0	0	0	0	0	$0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2016 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

•	each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders set forth below is Dept. Office 12a, Greenhill Street, Stratford Upon Avon, Warwickshire, United Kingdom CV376L.

NAME	TOTAL SHARES OWNED	PERCENTAGE
James Horan	2,500,000	66.1%

Item 13.      Certain Relationships and Related Transactions and Director Independence

During Fiscal Year 2015, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 5 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors; Any person proposed as a nominee for election as a director;

•	Any other person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•	Any relative or spouse of any of the foregoing persons who have the same house as such person; and

•	Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

Item 14.  Audit fees

 The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended May 31, 2016 and May 31, 2015, were approximately $7,500 and $5,000 respectively.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended May 31, 2016 and 2015 were $0 respectively.

All other fees

There were no fees billed for other products or services provided by our principal accountant for 2016 or 2015.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules

(a) Financial Statements and Schedules.

The following documents have been filed as a part of this annual report on Form 10-K.  The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page F-1, and are accompanied by a Financial Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated herein by reference.

FINANCIAL STATEMENTS INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTOUS HOLDINGS CORP.
(Name of Registrant as Specified in Charter)

By:	/s/ James Horan
Name: James Horan Title: Chief Executive Officer

Date:  July 15, 2016

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MOMENTOUS HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Momentous Holding Corp.

We have audited the accompanying balance sheets of Momentous Holdings Corp.(the Company) as of May 31, 2016 and 2015 and the related statements of comprehensive loss, stockholders’ equity and cash flows for the years ended May 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Momentous Holdings Corp.as of May 31, 2015 and 2014, and the results of its operations and cash flows for the year ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in Note 2 to the financial statement the Company has generated minimal revenues since inception, has an accumulated deficit of $42,336 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Paritz & Company, P.A.

Hackensack, New Jersey

July 15, 2016

Momentous Holdings Corp.

Balance Sheet

	May 31,	May 31,
	2016	2015
ASSETS
Current Assets
Cash	$37,154	$–
Prepaid expenses	561	–
Accounts receivable	67	–
Total Current Assets	37,782	–
Fixed Assets
Property & Equipment, net of accumulated depreciation of $758 and $472, respectively.	537	881

TOTAL ASSETS	$38,319	$881

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$5,401	$4,993
Advances from related party	11,318	13,320
Total Current Liabilities	16,719	18,313
Total Liabilities	16,719	18,313

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of May 31, 2016 and May 31, 2015 , respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,785,000 and 2,500,000 shares issued and outstanding as of May 31, 2016 and May 31, 2015 , respectively	3,785	2,500
Additional paid-in capital	57,615	7,500
Accumulated deficit	(42,336)	(18,291)
Stock Subscription Receivable	–	(10,000)
Accumulated other comprehensive income	2,536	859
Total Stockholders' Equity (Deficit)	21,600	(17,432)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$38,319	$881

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

	Year Ended	Year Ended
	May 31,	May 31,
	2016	2015

Revenues	$694	$1,370

Operating Expenses
General and administrative expenses	24,739	6,941
Total Operating Expenses	24,739	6,941

Loss before Provision for Income Taxes	(24,045)	(5,571)

Provision for Income (Credits) Taxes	–	–

Net Loss	$(24,045)	$(5,571)

Other Comprehensive Loss
Foreign currency translation adjustment	2,536	1,328
Total Comprehensive Loss	(21,509)	(4,243)

Net Loss per Share: Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	2,506,758	2,500,000

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statement of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Total Stakeholders' Equity
	Amount	Shares	Shares	Amount	Capital	Received	Deficit	Income	(Deficit)
Balance, December 2, 2013	–	–	–	$–	$–	$–	$–	$–
Net loss	–	–	–	–	–	–	(12,720)	(12,720)
Other comprehensive income/(loss)	–	–	–	–	–	–	(469)	(469)
Balance, May 31, 2014	–	–	–	–	–	–	(12,720)	(469)	(13,189)
Common stock issued	–	–	2,000,000	2,000	8,000	(10,000)	–	–	–
Common stock issued for intangibles	–	–	500,000	500	(500)	–	–	–	–
Net loss	–	–	–	–	–	–	(5,571)	–	(5,571)
Other comprehensive income/(loss)	–	–	–	–	–	–	–	1,328	859
Balance, May 31, 2015	–	–	2,500,000	2,500	7,500	–	(18,291)	859	(17,432)
Net loss	–	–	–	–	–	–	(24,045)	–	(24,045)
Stock subscription received	–	–	–	–	–	10,000	–	–	10,000
Issuance of common stock	–	–	1,285,000	1,285	50,115	–	–	–	51,400
Other comprehensive income/(loss)	–	–	–	–	–	–	–	1,677	1,677
Balance, May 31, 2016	–	–	3,785,000	3,785	57,615	–	(42,336)	2,536	21,600

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Cash Flows

	Year Ended	Year Ended
	May 31,	May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,045)	$(5,571)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	331	351
Changes in assets and liabilities:
Accounts payable	408	4,993
Accounts receivable	(67)	–
Prepaid expenses	(561)	–
Net cash used in operating activities	(23,933)	(227)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related party, net	(2,002)	(1,231)
Proceeds from the sale of common stock	61,400	–
Net cash provided by (used in) financing activities	59,398	(1,231)

Effect of exchange rate changes on cash	1,689	1,458

Changes in cash during the year	37,154	–

Cash at beginning of year	–	–

Cash at end of year	$37,154	$–

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

May 31, 2016

(Audited)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $42,336 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions are required in the determination of the fair value of financial instruments and the valuation of long-lived and indefinite-lived assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company follows FASB ASC 605 “Revenue Recognition” and recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

1. persuasive evidence of an arrangement exists;

2. the product has been shipped or the services have been rendered to the customer;

3. the sales price is fixed or determinable; and,

4. collectability is reasonably assured.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Software Development cost

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years.

Net Loss Per Share

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

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period and equity accounts are translated at historical cost. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in shareholders’ deficit.

Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 4 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	May 31,	May 31,
	2016	2015
Equipment	1,295	1,353
Less accumulated depreciation	758	472
Equipment, net	537	881

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $331 and $347 for the year ended May 31, 2015 and the year ended May 31, 2015, respectively.

NOTE 5- INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the year ended May 31, 2106 and for the year to May 31, 2015 to the Company’s effective tax rate is as follows:

	May 31, 2016	May 31, 2015

Income tax benefit at statutory rate	$8,175	$1,894
Change in valuation allowance	(8,175)	(1,894)
Income tax provision	$–	$–

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of May 31, 2016 and May 31, 2015 are as follows:

	May 31, 2016	May 31, 2015

Net Operating Loss	$14,394	$6,219
Valuation allowance	(14,394)	(6,219)
Net deferred tax asset	$–	$–

The Company has approximately $42,300 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of May 31, 2016 and May 31, 2015, the balance of the amounts due to the director was $11,318 and $13,320, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and due on demand. The Company’s officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

As of February 29, 2016, the Company sold an aggregate of 1,285,000 shares of its common stock in its registered offering at a price of $0.04 per share resulting in proceeds to the Company of $51,400.

There were 3,785,000 shares of common stock issued and outstanding at May 31, 2016. There were no shares of preferred stock issued and outstanding at May 31, 2016.

NOTE 8 – CONCENTRATION

100% of the Company’s revenue is from one client.

