Form 10-K/A
period 2016-05-31
MOMENTOUS HOLDINGS CORP.
filed 2016-07-18
CIK 1653876

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III: Portions of Registrant’s S-1 effective as of December 31, 2015.

Explanatory Note

This this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2016, as filed with the Securities and Exchange Commission on July 15, 2016, is to furnish a corrected audit report on F-2.

No other changes have been made to the Form 10-K other than described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

MOMENTOUS HOLDINGS CORP.
(Name of Registrant as Specified in Charter)

By:	/s/ James Horan
Name: James Horan Title: Chief Executive Officer

Date:  July 18, 2016

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4	101	XBRL Reports*

__________________

*Previously filed

MOMENTOUS HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Momentous Holding Corp.

We have audited the accompanying balance sheets of Momentous Holdings Corp.(the Company) as of May 31, 2016 and 2015 and the related statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Momentous Holdings Corp. as of May 31, 2016 and 2015, and the results of its operations and cash flows for the year ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

