Form 10-Q
period 2016-08-31
MOMENTOUS HOLDINGS CORP.
filed 2016-10-03
CIK 1653876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,785,000 shares as of October 3, 2016.

TABLE OF CONTENTS

		Page(s)

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3-5
	Notes to the unaudited Consolidated Financial Statements	6-8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4:	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	13
Item 1A:	Risk Factors	13
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3:	Defaults Upon Senior Securities	13
Item 4:	Mine Safety Disclosures	13
Item 5:	Other Information	13
Item 6:	Exhibits	13

PART I - FINANCIAL INFORMATION

Item. Financial Statements

Momentous Holdings Corp.

Balance Sheet

(Unaudited)

	August 31,	May 31,
	2016	2016
ASSETS
Current Assets
Cash	$23,486	$37,154
Prepaid expenses	–	561
Accounts receivable	45	67
Total Current Assets	23,531	37,782

Other Assets
Property & Equipment, net of accumulated depreciation of $750 and $758, respectively.	408	537

TOTAL ASSETS	$23,939	$38,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable	$4,828	$5,401
Advances from related party	10,117	11,318
Total Current Liabilities	14,945	16,719
Total Current Liabilities and Total Liabilities	14,945	16,719

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of August 31, 2016 and May 31, 2016, respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,785,000 shares issued and outstanding as of August 31, 2016 and May 31, 2016, respectively	3,785	3,785
Additional paid-in capital	57,615	57,615
Accumulated deficit	(52,966)	(42,336)
Accumulated other comprehensive income	560	2,536
Total Stockholders' Equity	8,994	21,600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,939	$38,319

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2016	2015

Revenues	$67	$247

Operating Expenses
General and administrative expenses	10,697	466
Total Operating Expenses	10,697	466

Loss before Credit for Income Taxes	(10,630)	(219)

Credit for Income Taxes	–	–

Net Loss	$(10,630)	$(219)

Other Comprehensive Loss
Foreign currency translation adjustment	(560)	(113)
Total Comprehensive Loss	(11,190)	(332)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,785,000	2,500,000

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,630)	$(219)
Adjustments to reconcile net loss to net cash used in operating activities		–
Depreciation expense	75	87
Changes in assets and liabilities:
Accounts payable	(573)	(4,993)
Accounts receivable	22	–
Prepaid expenses	561	–
Net cash used in operating activities	(10,545)	(5,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) made to related party, net	(1,201)	6,273

Net cash provided by (used in) financing activities	(1,201)	6,273

Effect of exchange rate changes on cash	(1,922)	(1,148)

Changes in cash during the period	(13,668)	–

Cash at beginning of period	37,154	–

Cash at end of period	$23,486	$–

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

August 31, 2016

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $52,967 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	August 31,	May 31,
	2016	2016
Equipment	1,158	1,295
Less accumulated depreciation	750	758
Equipment, net	408	537

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $75 and $87 for the three months ended August 31, 2016 and the year ended May 31, 2016, respectively.

NOTE 5- INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the three months ended August 31, 2016 and for the year to May 31, 2016 to the Company’s effective tax rate is as follows:

	August 31, 2016	May 31, 2016

Income tax benefit at statutory rate	$3,614	$8,175
Change in valuation allowance	(3,614)	(8,175)
Income tax provision	$–	$–

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of August 31, 2016 and May 31, 2016 are as follows:

	August 31, 2016	May 31, 2016

Net Operating Loss	$18,009	$14,394
Valuation allowance	(18,009)	(14,394)
Net deferred tax asset	$–	$–

The Company has approximately $53,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of August 31, 2016 and May 31, 2016, the balance of the amounts due to the director was $10,117 and $11,318, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and due on demand. The Company’s officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 7 – CAPITAL STOCK

There were 3,785,000 shares of common stock issued and outstanding at August 31, 2016. There were no shares of preferred stock issued and outstanding at August 31, 2016.

NOTE 8 – CONCENTRATION

Once customer accounted for 100% of total revenue earned during the three months ended August 31, 2016 and 2015. 100% of the accounts receivable is due from this customer at August 31, 2016 and 2015.

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

Results of Operations for the three months to August 31, 2016 and 2015.

Our total revenue reported for the three months to August 31, 2016 and 2015 were $67 and $247, respectively.

We expect revenues to increase for the year ended May 31, 2017 as a result of increased sales resulting from improved marketing, app development and new app launches. If we are able to raise money, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Operating Expenses

Operating expenses were $10,697 and $466 for the three months to August 31, 2016 and 2015, respectively. Our operating expenses for the three months to August 31, 2016 and 2015 consisted of general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months to August 31, 2016 and 2015 were $10,630 and $219, respectively.

Liquidity and Capital Resources

As of August 31, 2016, we had total assets of $23,939, consisting of cash of $23,486, account receivable of $45 and $408 of property and equipment. We had current liabilities of $14,945 as of August 31, 2016 consisting of an advance from related party of $10,117 and accounts payable of $4,828. Accordingly, we had a working capital surplus of $8,586 as of August 31, 2016.

Operating activities expended $ 10,545 in cash for the three months to August 31, 2016.

Our ability to operate beyond May 31, 2017, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at August 31, 2016 total $23,939. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

Off Balance Sheet Arrangements

As of August 31, 2016, there were no off balance sheet arrangements.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending May 31, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Momentous Holdings Corp.

Date:	October 3, 2016

By:	/s/ James Horan
James Horan
Title:	Chief Executive Officer

