Form 10-Q
period 2016-11-30
MOMENTOUS HOLDINGS CORP.
filed 2016-12-15
CIK 1653876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,785,000 shares as of December 15, 2016.

TABLE OF CONTENTS

		Page(s)

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3-5
	Notes to the unaudited Financial Statements	6-8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4:	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	13
Item 1A:	Risk Factors	13
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3:	Defaults Upon Senior Securities	13
Item 4:	Mine Safety Disclosures	13
Item 5:	Other Information	13
Item 6:	Exhibits	13

PART I - FINANCIAL INFORMATION

Item. Financial Statements

Momentous Holdings Corp.

Balance Sheet

(Unaudited)

	November 30,	May 31,
	2016	2016
ASSETS
Current Assets
Cash	$10,535	$37,154
Prepaid expenses	–	561
Accounts receivable	33	67
Total Current Assets	10,568	37,782

Other Assets
Property & Equipment, net of accumulated depreciation of $785 and $758, respectively.	320	537

TOTAL ASSETS	$10,888	$38,319

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$8,991	$5,401
Advances from related party	9,657	11,318
Total Current Liabilities	18,648	16,719
Total Current Liabilities and Total Liabilities	18,648	16,719

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of November 30, 2016 and May 31, 2016, respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,785,000 shares issued and outstanding as of November 30, 2016 and May 31, 2016, respectively	3,785	3,785
Additional paid-in capital	57,615	57,615
Accumulated deficit	(68,874)	(42,336)
Accumulated other comprehensive income	(286)	2,536
Total Stockholders' Equity (Deficit)	(7,760)	21,600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,888	$38,319

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2016	2015	2016	2015

Revenues	$–	$106	$67	$353

Operating Expenses
General and administrative expenses	15,908	5,278	26,605	5,744
Total Operating Expenses	15,908	5,278	26,605	5,744

Loss before Provision for Income Taxes	(15,908)	(5,172)	(26,538)	(5,391)

Provision for Income (Credits) Taxes	–	–	–	–

Net Loss	$(15,908)	$(5,172)	$(26,538)	$(5,391)

Other Comprehensive Loss
Foreign currency translation adjustment	845	(313)	285	(198)
Total Comprehensive Loss	(15,063)	(5,485)	(26,253)	(5,589)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,785,000	2,500,000	3,785,000	2,500,000

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,538)	$(5,391)
Adjustments to reconcile net loss to net cash used in operating activities		–
Depreciation expense	140	170
Changes in assets and liabilities:
Accounts payable	3,590	(3,528)
Accounts receivable	34	(128)
Prepaid expenses	561	–
Net cash used in operating activities	(22,213)	(8,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) made to related party, net	(1,661)	5,827
Proceeds from the sale of common stock	–	10,000
Net cash provided by (used in) financing activities	(1,661)	15,827

Effect of exchange rate changes on cash	(2,745)	191

Changes in cash during the period	(26,619)	7,141

Cash at beginning of period	37,154	–

Cash at end of period	$10,535	$7,141

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

November 30, 2016

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $68,874 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	November 30,	May 31,
	2016	2016
Equipment	$1,105	$1,295
Less accumulated depreciation	785	758
Equipment, net	$320	$537

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $140 and $87 for the six months ended November 30, 2016 and the year ended May 31, 2016, respectively.

NOTE 5- INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the six months ended November 30, 2016 and for the year to May 31, 2016 to the Company’s effective tax rate is as follows:

	November 30, 2016	May 31, 2016

Income tax benefit at statutory rate	$8,926	$8,175
Change in valuation allowance	(8,926)	(8,175)
Income tax provision	$–	$–

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of November 30, 2016 and May 31, 2016 are as follows:

	November 30, 2016	May 31, 2016

Net Operating Loss	$23,417	$14,394
Valuation allowance	(23,417)	(14,394)
Net deferred tax asset	$–	$–

The Company has approximately $69,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – ADVANCES FROM RELATED PARTY

As of November 30, 2016 and May 31, 2016, the balance of the amounts due to the director was $9,657 and $11,318, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and due on demand. The Company’s officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 7 – STOCKHOLDERS EQUITY (DEFICIT)

There were 3,785,000 shares of common stock issued and outstanding at November 30, 2016 and May 31, 2016 respectively. There were no shares of preferred stock issued and outstanding at November 30, 2016.

NOTE 8 – CONCENTRATION

Once customer accounted for 100% of total revenue earned during the six months ended November 30, 2016 and 2015. 100% of the accounts receivable is due from this customer at November 30, 2016 and 2015.

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

As of November 30, we have begun developing our app to include features 2) and 4) above. We have outsourced the development of our app and expect the work to be completed by early 2017.

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

Results of Operations for the three and six months to November 30, 2016 and 2015.

Our total revenue reported for the three and six months to November 30, 2016 were $Nil and $67, respectively. Our total revenue reported for the three and six months to November 30, 2015 were $106 and $353, respectively.

We expect revenues to increase for the year ended May 31, 2017 as a result of increased sales resulting from improved marketing, app development (as described above) and new app launches. If we are able to raise money, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Operating Expenses

Operating expenses were $15,908 and $26,605 for the three and six months to November 30, 2016, respectively. Our operating expenses for the three and six months to November 30, 2016 consisted of general and administrative expenses. Operating expenses were $5,278 and $5,744 for the three and six months to November 30, 2015, respectively. Our operating expenses for the three and six months to November 30, 2015 consisted of general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net losses for the three and six months to November 30, 2016 were $15,908 and $26,538, respectively. Net loss for the three and six months to November 30, 2015 were $5,172 and $5,391, respectively.

Liquidity and Capital Resources

As of November 30, 2016, we had total assets of $10,888, consisting of cash of $10,535, account receivable of $33 and $320 of property and equipment net of all cumulative depreciation. We had current liabilities of $18,648 as of November 30, 2016 consisting of an advance from related party. Accordingly, we had a working capital deficit of $7,760 as of November 30, 2016.

Operating activities expended $22,213 in cash for the six months to November 30, 2016.

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

Going Concern

Our assets at November 30, 2016 total $10,888. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

Off Balance Sheet Arrangements

As of November 30, 2016, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Momentous Holdings Corp.

Date:	December 15, 2016

By:	/s/ James Horan
James Horan
Title:	Chief Executive Officer

