Form 10-Q
period 2017-02-28
MOMENTOUS HOLDINGS CORP.
filed 2017-03-20
CIK 1653876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,785,000 shares as of March 20, 2017.

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

PART I - FINANCIAL INFORMATION

Item. Financial Statements

Momentous Holdings Corp.

Balance Sheet

(Unaudited)

	28-Feb	May 31,
ASSETS	2017	2016
Current Assets
Cash	$7,341	$37,154
Prepaid expenses	–	561
Accounts receivable	42	67
Total Current Assets	7,383	37,782
Fixed Assets
Property & Equipment, net of accumulated depreciation of $848 and $758, respectively.	251	537

TOTAL ASSETS	$7,634	$38,319

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$8,954	$5,401
Advances from related party	9,609	11,318
Total Current Liabilities	18,563	16,719
Total Liabilities	18,563	16,719

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of February 28, 2017 and May 31, 2016, respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,785,000 shares issued and outstanding as of February 28, 2017 and May 31, 2016	3,785	3,785
Additional paid-in capital	57,615	57,615
Accumulated deficit	(71,663)	(42,336)
Accumulated other comprehensive income	(666)	2,536
Total Stockholders' Equity (Deficit)	(10,929)	21,600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,634	$38,319

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenues	$27	$195	$90	$532

Operating Expenses
General and administrative expenses	3,269	4,792	29,418	10,273
Total Operating Expenses	3,269	4,792	29,418	10,273

Loss before Provision for Income Taxes	(3,242)	(4,597)	(29,328)	(9,741)

Provision for Income (Credits) Taxes	–	–	–	–

Net Loss	$(3,242)	$(4,597)	$(29,328)	$(9,741)

Other Comprehensive Loss
Foreign currency translation adjustment	381	908	729	(709)
Total Comprehensive Loss	$(2,861)	$(3,689)	$(28,599)	$(10,450)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,785,000	2,502,310	3,785,000	2,500,000

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,328)	$(9,741)
Adjustments to reconcile net loss to net cash used in operating activities		–
Depreciation expense	205	242
Changes in assets and liabilities:
Accounts payable	3,554	(4,993)
Accounts receivable	25	(78)
Prepaid expenses	561	(531)
Net cash used in operating activities	(24,983)	(15,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) made to related party, net	(1,709)	4,344
Proceeds from the sale of common stock	–	61,400
Net cash provided by (used in) financing activities	(1,709)	65,744

Effect of exchange rate changes on cash	(3,121)	(655)

Changes in cash during the period	(29,813)	49,988

Cash at beginning of period	37,154	–

Cash at end of period	$7,341	$49,988

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

February 28, 2017

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $71,663 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	February 28,	May 31,
	2017	2016
Equipment	$1,099	$1,295
Less accumulated depreciation	848	758
Equipment, net	$251	$537

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $205 and $758 for the nine months ended February 28, 2017 and the year ended May 31, 2016, respectively.

NOTE 5- INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the nine months ended February 28, 2017 and for the year to May 31, 2016 to the Company’s effective tax rate is as follows:

	February 28, 2017	May 31, 2016

Income tax benefit at statutory rate	$9,724	$8,175
Change in valuation allowance	(9,724)	(8,175)
Income tax provision	$–	$–

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of February 28, 2017 and May 31, 2016 are as follows:

	February 28, 2017	May 31, 2016

Net Operating Loss	$24,365	$14,394
Valuation allowance	(24,365)	(14,394)
Net deferred tax asset	$–	$–

The Company has approximately $72,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – ADVANCES FROM RELATED PARTY

As of February 28, 2017 and May 31, 2016, the balance of the amounts due to the director was $9,609 and $11,318, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and due on demand. The Company’s officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 7 – STOCKHOLDERS EQUITY (DEFICIT)

There were 3,785,000 shares of common stock issued and outstanding at February 28, 2017 and May 31, 2016 respectively. There were no shares of preferred stock issued and outstanding at February 28, 2017.

NOTE 8 – CONCENTRATION

Once customer accounted for 100% of total revenue earned during the nine months ended February 28, 2017 and 2016. 100% of the accounts receivable is due from this customer at February 28, 2017 and 2016.

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

As of February 28, 2017, we have begun developing our app to include features 2) and 4) above. We have outsourced the development of our app and expect the work to be completed by mid 2017.

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

We intend to scale back on advertising and marketing in the order of preference outlined above. Thus, for instance, if we intend to develop search engine optimization with less money involved in our marketing campaign. We will also consider our options with available revenues. We will implement these campaigns once we have developed our existing apps. It is important that we improve the app before increasing advertising. As sales have been seasonal we will try to develop the apps immediately to ensure marketing is implemented in line with seasonal downloads. A budget will be allocated to advertising once we have secured funding or gross profits allow within the next 3 to 6 months.

Labor

We estimate we could employ a proficient developer for around $55,000 per annum. This would allow us to implement the above changes and develop new apps. The cost of a new app developed by an external provider would be in excess of $25,000. Depending on our ability raise additional funding it may be more cost effective to employ a developer than outsource the development of our apps. We intend to continue to outsource elements of the development process as required until such a time those full time employees are financially viable. We would expect this to be within the next 12-24 months though organic growth should we not receive sufficient funding to recruit immediately. Required training will be funded through revenues or proceeds of our offering and employees will be sent on formal training courses offered by suitable industry trainers. We intend to hire new employees depending on our development needs as funds are available. We expect this will be within the next 3 to 6 months and it will be prioritized in order of merit and depending on the increase in sales.

Offering Expenses, Legal and Accounting

We believe this will costs us approximately $25,000 for the next twelve months.

Results of Operations for the three and nine months to February 28, 2017 and 2016.

Our total revenue reported for the three and nine months to February 28, 2017 were $27 and $90, respectively. Our total revenue reported for the three and nine months to February 28, 2016 were $195 and $532, respectively.

We expect revenues to increase for the year ended May 31, 2017 as a result of increased sales resulting from improved marketing, app development (as described above) and new app launches. If we are able to raise additional money, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Operating Expenses

Operating expenses were $3,269 and $29,418 for the three and nine months to February 28, 2017, respectively. Our operating expenses for the three and nine months to February 28, 2017 consisted of general and administrative expenses. Operating expenses were $4,792 and $10,273 for the three and nine months to February 28, 2016, respectively. Our operating expenses for the three and nine months to February 28, 2016 consisted of general and administrative expenses. The increase of these costs are due to app development which we expense in full and the increase costs associated with being a public company.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net losses for the three and nine months to February 28, 2017 were $3,242 and $29,328, respectively. Net loss for the three and nine months to February 28, 2016 were $4,597 and $9,741, respectively.

Liquidity and Capital Resources

As of February 28, 2017, we had total assets of $7,634, consisting of cash of $7,341, account receivable of $43 and $251 of property and equipment net of all cumulative depreciation. We had current liabilities of $18,564 as of February 28, 2017, consisting of an advance from related party. Accordingly, we had a working capital deficit of $7,634 as of February 28, 2017.

Operating activities expended $24,983 in cash for the nine months to February 28, 2017.

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

Going Concern

Our assets at February 28, 2017 totaled $7,634. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

Off Balance Sheet Arrangements

As of February 28, 2017, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Momentous Holdings Corp.

Date:	March 20, 2017

By:	/s/ James Horan
James Horan
Title:	Chief Executive Officer

