Form 10-K
period 2017-05-31
MOMENTOUS HOLDINGS CORP.
filed 2017-07-26
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING MAY 31, 2017

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
[  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year end, May 31, 2017: 1.285 million shares are held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: There were 3,785,000 shares of common stock issued and outstanding at July 26, 2017. There were no shares of preferred stock issued and outstanding at July 26, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

		Page
	A Warning About Forward-Looking Statements	1

	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	2
Item 1B.	Unresolved Staff Comments	2
Item 2.	Properties	2
Item 3.	Legal Proceedings	3
Item 4.	Mine Safety Disclosures	3

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	4
Item 6.	Selected Financial Data	4
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	7
Item 8.	Financial Statements and Supplementary Data	7
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	7
Item 9A.	Controls and Procedures	7
Item 9B.	Other Information	7

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	8
Item 11.	Executive Summary and Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions, and Director Independence	10
Item 14.	Audit Fees	10

PART IV

Item 15.	Exhibits, Financial Statements, Schedules	11
	Index to Financial Statements	11
	Index to Exhibits	13

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

PART I

Item 1.   Business

Overview

Momentous Holdings Corp. (“MOMENTOUS” or the “Company”) was incorporated on May 29, 2015 in the State of Nevada. Our address is Suite 3, 3rd Floor, 148 Cambridge Heath Rd., London, E1 5QJ, United Kingdom. Our corporate address is a professional mail forwarding office where physical office space may be rented on a short-term basis for additional fees. We intend to conduct our business operations, including administrative functions, sales, marketing, and app development at the offices of our third-party developers, the personal residences of our officers, all of whom are currently in the United Kingdom; however, we will also be working remotely. Our corporate books and records will be maintained and stored with our legal counsel at: Booth Udall Fuller, 1255 W. Rio Salado Pkwy., Ste. 215, Tempe, AZ 85281. Our fixed equipment will be located at the personal residences of our officers. Our phone number is +44 744 430 1337. Our fiscal year end is May 31.

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

Muscle Manager ‘Lite’ is a free download, as of May 31, 2017, 110,200 consumers had downloaded the app. As of the same date we had sold approximately 2,300 copies of the Muscle Manager Pro app, which retails at $1.99 per download.

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

Our business operations, including administrative functions, sales, marketing, and app development are performed at this address, the offices of the Company’s third party developers and the personal residences of our officers, all of whom are currently based in the United Kingdom; however, we will also be working remotely. Our corporate books and records are maintained and stored with our legal counsel at: Booth Udall Fuller, 1255 W. Rio Salado Pkwy., Ste. 215, Tempe, AZ 85281. Our fixed equipment is located at the personal residences of our officers.

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

As of May 31, 2017, there were 3,785,000 shares of our common stock outstanding and 31 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Information required by Item 201(d) or Regulation S-K is included in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.	Selected Financial Data

	May 31, 2017	May 31, 2016
Revenue	$176	$694
Operating Expenses	34,521	24,739
Earnings (Loss)	$(34,345)	$(24,045)

Total Assets	$4,195	$38,319
Liabilities	19,687	16,719
Stockholders’ Deficit	$15,492	$(21,600)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of MOMENTOUS HOLDINGS CORP. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

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

Product Development, Facility and Equipment

Should we secure sufficient funding we intend to develop our existing apps to include the following features with associated costs:

1.	Add a function that allows the recording of cardiovascular exercises. This feature would cost approximately $9,000 and would take a month to implement.

2.	Include the ability for users to share completed training programs via social media/networking, such as Strava, map My Run, My Fitness Plan, Twitter, Instagram and Facebook. This allows people to share their work-outs and also promotes the app. This would be achieved within a few days and would cost approximately $2,000.

We are discussions with a developer to implement these changes by August 2017.

3.	Develop a feature that provides the user with suggested exercises once a particular muscle/muscle group is chosen. Also to include the ability to show exercises previously completed to explain users delayed onset muscle soreness (DOMS). This feature would also record previous exercises completed by the user to allow progress tracking and progress reports. The cost of these additions would be approximately $25,000 and take two months to implement.

4.	Add a ‘shuffle’ feature in which the app randomly suggests a full body exercise program for any given day as opposed to ‘shuffling’ between the same muscle groups as the app currently does. This would cost approximately $7,600 and would take two weeks to implement.

5.	After a workout the user is asked to grade their effort, this may not be accurate, particularly in beginners. The addition of a more detailed recording function to record sets/repetitions/time with beginner, intermediate, experience variations. Due to the complexity or calculating the required algorithms this would cost approximately $11,500 and one month to implement.

6.	Add an additional feature to sell products through the app to include supplements, exercise clothing, footwear etc. This feature will allow us to develop our own clothing or retail other brands and provide a secondary revenue stream. This feature will take one month to develop and will cost approximately $8,000.

7.	Add a function to illustrate a male or female muscular anatomy depending on the user, currently the app only shows a male muscular illustration. This required extensive programming and could cost between $3,800 and $7,600 and could be achieved within a month.

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

As of May 31, 2017, we have begun developing our app to include features 2) and 4) above. We have outsourced the development of our app and expect the work to be completed by late 2017.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended May 31, 2017, together with notes thereto, and our financial statements for the year ended May 31, 2016, together with notes thereto, which are included in this Form 10-K.

Results of Operations

Revenues

Our revenue for the year ending May 31, 2017 and 2016 was $176 and $694 respectively.

We expect revenues to increase for the year ended May 31, 2018 as a result of increased sales resulting from improved app development. If we are able to additional funding, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Operating Expenses

Operating expenses were $34,521 and $24,739 for the year ending May 31, 2017 and the year ended May 31, 2016, respectively.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the year ending May 31, 2017 was $34,345. Our net loss for the year ended May 31, 2016 was $24,045.

The increase in net loss is attributable to the increase in professional fees.

Liquidity and Capital Resources

As of May 31, 2017, we had total assets of $4,195, consisting of cash of $3,967, accounts receivable of $40 and property and equipment of $188. We had current liabilities of $19,687 as of May 31, 2017. As of May 31, 2016 we had total assets of $38,319, consisting of cash of $37,154, prepaid expenses of $561, accounts receivable of $67 and property and equipment of $537. We had current liabilities of $16,719 as of May 31, 2016. Accordingly, we had a working capital deficit of $15,680 as of May 31, 2017 compared with a working capital surplus of $21,063 as of May 31, 2016.

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

Going Concern

Our assets at May 31, 2017 total $4,195. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2017. Based upon that evaluation, our Chief Executive Officers concluded that our disclosure controls and procedures were not effective as of May 31, 2017 due to lack of segregation of duties.

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

Under the supervision and with the participation of our Chief Executive Officers Officer, we have evaluated the effectiveness of our internal control over financial reporting as of May 31, 2017, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of May 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended May 31, 2017, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MOMENTOUS HOLDINGS CORP.’s executive officers and directors and their respective age as of May 31, 2017 are as follows:

Directors:

Name of Director	Age
James Horan	38
Nooroa Ogden	45

Executive Officers as of May 31, 2017:

The following table lists our directors and provides their respective ages and titles as of May 31, 2017:

Name	Age	Title	Director Since
James Horan	38	Chief Executive Officer, President and Director	2015
A Nooroa Ogden	45	Chief Financial Officer, Secretary, Treasurer and Director	2015

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

Code of Ethics.  We have not adopted a Code of Ethics for our principal executive and financial officer.

Item 11. Executive Summary and Compensation

Executive Compensation

Name and Position	Fiscal Year	Salary	Bonus	Other annual Compensation	Restricted Stock Award (s)	Securities Underling Options	LTIP Payouts	All other Compensation
James Horan	2017	$0	0	0	0	0	0	$0
Nooroa Ogden	2017	$0	0	0	0	0	0	$0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2017 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

•	each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders set forth below is Suite 3, Floor 3, 148 Cambridge Heath Road, London, E1 5QJ, United Kingdom.

NAME	TOTAL SHARES OWNED	PERCENTAGE
James Horan	2,500,000	66.1%

Item 13.      Certain Relationships and Related Transactions and Director Independence

During Fiscal Year 2017, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 5 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Item 14.  Audit fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended May 31, 2017 and May 31, 2016, were approximately $6,500 and $7,500 respectively.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended May 31, 2017 and 2016 were $1,000 respectively.

All other fees

There were no fees billed for other products or services provided by our principal accountant for 2017 or 2016.

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

MOMENTOUS HOLDINGS CORP.
(Name of Registrant as Specified in Charter)

By:	/s/ James Horan
Name: James Horan Title: Chief Executive Officer

Date:  July 26, 2017

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4	101	XBRL Reports

MOMENTOUS HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Momentous Holding Corp.

We have audited the accompanying consolidated balance sheets of Momentous Holdings Corp.(the Company) as of May 31, 2017 and 2016 and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2017 and 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Momentous Holdings Corp. as of May 31, 2017 and 2016, and the results of its operations and cash flows for the year ended May 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in Note 2 to the financial statement the Company has generated minimal revenues since inception, has an accumulated deficit of $76,681 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Paritz & Company, P.A.

Hackensack, New Jersey

July 25, 2017

Momentous Holdings Corp.

Balance Sheet

	May 31,	May 31,
	2017	2016
ASSETS
Current Assets
Cash	3,967	$37,154
Prepaid expenses	–	561
Accounts receivable	40	67
Total Current Assets	4,007	37,782

Property & Equipment, net of accumulated depreciation of $948 and $758, respectively.	188	537

TOTAL ASSETS	4,195	$38,319

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	9,757	$5,401
Advances from related party	9,930	11,318
Total Current Liabilities and Total Liabilities	19,687	16,719

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of May 31, 2017 and May 31, 2016, respectively.	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,785,000 shares issued and outstanding as of May 31, 2017 and May 31, 2016.	3,785	3,785
Additional paid-in capital	57,615	57,615
Accumulated deficit	(76,681)	(42,336)
Accumulated other comprehensive income	(211)	2,536
Total Stockholders' Equity (Deficit)	(15,492)	21,600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	4,195	$38,319

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

	Year Ended	Year Ended
	May 31,	May 31,
	2017	2016

Revenues	$176	$694

Operating Expenses
General and administrative expenses	34,521	24,739
Total Operating Expenses	34,521	24,739

Loss before Provision for Income Taxes	(34,345)	(24,045)

Provision for Income (Credits) Taxes	–	–

Net Loss	$(34,345)	$(24,045)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(2,747)	1,677
Total Comprehensive (Loss) Income	(37,092)	(22,368)

Net Loss per Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,785,000	2,506,758

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Accumulated Other Comprehensive Income	Total Stakeholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Loss)	(Deficit)
Balance, May 31, 2015	–	–	2,500,000	2,500	7,500	(10,000)	(18,291)	859	(17,432)

Net loss	–	–	–	–	–		(24,045)	–	(24,045)
Stock subscription received	–	–	–	–	–	10,000	–	–	10,000
Issuance of common stock	–	–	1,285,000	1,285	50,115		–	–	51,400
Foreign currency translation adjustment	–	–	–	–	–	–	–	1,677	1,677

Balance, May 31, 2016	–	–	3,785,000	3,785	57,615	–	(42,336)	2,536	21,600

Net loss	–	–	–	–	–		(34,345)	–	(34,345)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(2,747)	(2,747)

Balance, May 31, 2017	–	–	3,785,000	3,785	57,615	–	(76,681)	(211)	(15,492)

The accompanying notes are an integral part of these financial statements

Momentous Holdings Corp.

Statements of Cash Flows

	Year Ended	Year Ended
	May 31,	May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,345)	$(24,045)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	283	331
Changes in assets and liabilities:
Accounts payable	4,356	408
Accounts receivable	27	(67)
Prepaid expenses	560	(561)
Net cash used in operating activities	(29,118)	(23,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related party, net	(1,388)	(2,002)
Proceeds from the sale of common stock	–	61,400
Net cash provided by (used in) financing activities	(1,388)	59,398

Effect of exchange rate changes on cash	(2,681)	1,689

Changes in cash during the year	(33,187)	37,154

Cash at beginning of year	37,154	–

Cash at end of year	$3,967	$37,154

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

May 31, 2017

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $76,681 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

We expect to generate revenues in the future through the development of our existing and news apps. In the event the Company experiences liquidity and capital resource constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. The Company is currently seeking additional funding from investors as well as bringing on a new Director who will assist in developing new apps. The Company’s current President/CEO, will endeavour to provide funding if necessary. If such additional capital is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	May 31,	May 31,
	2017	2016
Equipment	$1,136	$1,295
Less accumulated depreciation	948	758
Equipment, net	$188	$537

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $283 and $331 for the year ended May 31, 2017 and the year ended May 31, 2016, respectively.

NOTE 5- INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the year ended May 31, 2017 and for the year to May 31, 2016 to the Company’s effective tax rate is as follows:

	May 31, 2017	May 31, 2016

Income tax benefit at statutory rate	$11,677	$8,175
Change in valuation allowance	(11,677)	(8,175)
Income tax provision	$–	$–

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of May 31, 2017 and May 31, 2016 are as follows:

	May 31, 2017	May 31, 2016

Net Operating Loss	$26,072	$14,394
Valuation allowance	(26,072)	(14,394)
Net deferred tax asset	$–	$–

The Company has approximately $76,700 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of May 31, 2017 and May 31, 2016, the balance of the amounts due to the director was $9,930 and $11,318, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and due on demand. The Company’s officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

On September 28, 2015, the Company received the $10,000 in respect of James Horan’s subscription of 1,000,000 common shares, at a price of $0.005 per share and Andrew Brown’s subscription of 1,000,000 common shares, at a price of $0.005 per share.

As of February 29, 2016, the Company sold an aggregate of 1,285,000 shares of its common stock in its registered offering at a price of $0.04 per share resulting in proceeds to the Company of $51,400.

There were 3,785,000 shares of common stock issued and outstanding at May 31, 2017. There were no shares of preferred stock issued and outstanding at May 31, 2017.

NOTE 8 – CONCENTRATION

100% of the Company’s revenue is from one client.

