Form 10-Q
period 2017-08-31
MOMENTOUS HOLDINGS CORP.
filed 2017-10-02
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2017

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

COPIES OF COMMUNICATIONS TO:

W. Scott Lawler, Booth Udall Fuller

1255 W. Rio Salado Pkwy., Ste. 215

Tempe, AZ 85281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes   ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,785,000 shares as of October 3, 2017.

PART I - FINANCIAL INFORMATION

Item. Financial Statements

Momentous Holdings Corp.

Balance Sheet

(unaudited)

	August 31,	May 31,
	2017	2017
ASSETS
Current Assets
Cash	$3,528	$3,967
Accounts receivable	19	40
Total Current Assets	3,547	4,007

Property & Equipment, net of accumulated depreciation of $1,027 and $948, respectively.	117	188

TOTAL ASSETS	$3,664	$4,195

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable	$16,729	$9,757
Advances from related party	9,999	9,930
Total Current Liabilities and Total Liabilities	26,728	19,687

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of August 31, 2017 and May 31, 2017	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,785,000 shares issued and outstanding as of August 31, 2017 and May 31, 2017	3,785	3,785
Additional paid-in capital	57,615	57,615
Accumulated deficit	(84,140)	(76,681)
Accumulated other comprehensive loss	(324)	(211)
Total Stockholders' Deficit	(23,064)	(15,492)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,664	$4,195

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

(unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2017	2016

Revenues	$63	$67

Operating Expenses
General and administrative expenses	7,522	10,697
Total Operating Expenses	7,522	10,697

Loss before Provision for Income Taxes	(7,459)	(10,630)

Provision for Income Taxes	–	–

Net Loss	$(7,459)	$(10,630)

Other Comprehensive Loss
Foreign currency translation adjustment	(113)	(560)
Total Comprehensive Loss	(7,572)	(11,190)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,785,000	3,785,000

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Cash Flows

(unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,459)	$(10,630)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	72	75
Changes in assets and liabilities:
Accounts payable	6,972	(573)
Accounts receivable	21	22
Prepaid expenses	–	561
Net cash used in operating activities	(394)	(10,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments to) related party, net	69	(1,201)
Net cash provided by (used in) financing activities	69	(1,201)

Effect of exchange rate changes on cash	(114)	(1,922)

Changes in cash during the period	(439)	(13,668)

Cash at beginning of period	3,967	37,154

Cash at end of period	$3,528	$23,486

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

August 31, 2017

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

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company adopted Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017, that was filed with the SEC on July 26, 2017. The results of operations for the three months ended August 31, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period and equity accounts are translated at historical cost. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss) in shareholders’ deficit.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $84,140 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	August 31,	May 31,
	2017	2017
Equipment	$1,144	$1,136
Less accumulated depreciation	1,027	948
Equipment, net	$117	$188

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $72 and $75 for the three months ended August 31, 2017 and 2016, respectively.

NOTE 5- INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the three months ended August 31, 2017 and 2016 to the Company’s effective tax rate is as follows:

	Three months ended August 31,
	2017	2016

Income tax benefit at statutory rate	$2,536	$3,614
Change in valuation allowance	(2,536)	(3,614)
Income tax provision	$–	$–

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of August 31, 2017 and May 31, 2017 are as follows:

	August 31, 2017	May 31, 2017

Net Operating Loss	$28,608	$26,072
Valuation allowance	(28,608)	(26,072)
Net deferred tax asset	$–	$–

The Company has approximately $84,100 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of August 31, 2017 and May 31, 2017, the balance of the amounts due to the director was $9,999 and $9,930, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and due on demand. The Company’s officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 7 – CAPITAL STOCK

There were 3,785,000 shares of common stock issued and outstanding at August 31, 2017. There were no shares of preferred stock issued and outstanding at August 31, 2017.

NOTE 8 – CONCENTRATION

One customer accounted for 100% of total revenue earned during the three months ended August 31, 2017 and 2016. 100% of the accounts receivable is due from this customer at August 31, 2017 and May 31, 2017.

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

We are in discussion with a developer to implement these changes by December 2017.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended May 31, 2017

Results of Operations for the three months ended August 31, 2017 and 2016.

Our total revenue reported for the three months ended August 31, 2017 and 2016 were $63 and $67, respectively.

We expect revenues to increase for the year ended May 31, 2018 as a result of increased sales resulting from improved marketing, app development and new app launches. If we are able to raise money, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Operating Expenses

Operating expenses were $7,522 and $10,697 for the three months ended August 31, 2017 and 2016, respectively. Our operating expenses for the three months ended August 31, 2017 and 2016 consisted of general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended August 31, 2017 and 2016 were $7,459 and $10,630, respectively.

Liquidity and Capital Resources

As of August 31, 2017, we had total assets of $3,664, consisting of cash of $3,528, account receivable of $19 and $117 of property and equipment. We had current liabilities of $26,728 as of August 31, 2017 consisting of an advance from related party of $9,999 and accounts payable of $16,729. Accordingly, we had a working capital deficit of $23,181 as of August 31, 2017.

Operating activities resulted in a reduction of cash of $394 for the three months ended August 31, 2017.

Our ability to operate beyond May 31, 2018, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at August 31, 2017 total $3,664. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

Off Balance Sheet Arrangements

As of August 31, 2017, there were no off balance sheet arrangements.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending May 31, 2018, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Momentous Holdings Corp.

Date:	October 4, 2017

By:	/s/ James Horan
James Horan
Title:	Chief Executive Officer

