Form 10-Q
period 2017-11-30
MOMENTOUS HOLDINGS CORP.
filed 2018-01-17
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,785,000 shares as of January 16, 2018.

PART I - FINANCIAL INFORMATION

Item. Financial Statements

Momentous Holdings Corp.

Balance Sheet

(unaudited)

	November 30,	May 31,
	2017	2017
ASSETS
Current Assets
Cash	$1,900	$3,967
Accounts receivable	35	40
Total Current Assets	1,935	4,007

Property & Equipment, net of accumulated depreciation of $1,141 and $948, respectively.	48	188

TOTAL ASSETS	$1,983	$4,195

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$16,376	$9,757
Advances from related party	10,389	9,930
Total Current Liabilities and Total Liabilities	26,765	19,687

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of November 30, 2017 and May 31, 2017, respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,785,000 shares issued and outstanding as of November 30, 2017 and May 31, 2017	3,785	3,785
Additional paid-in capital	57,615	57,615
Accumulated deficit	(85,131)	(76,681)
Accumulated other comprehensive loss	(1,051)	(211)
Total Stockholders' Deficit	(24,782)	(15,492)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,983	$4,195

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016

Revenues	$37	$–	100	$67

Operating Expenses
General and administrative expenses	1,028	15,908	8,550	26,605
Total Operating Expenses	1,028	15,908	8,550	26,605

Loss before Provision for Income Taxes	(991)	(15,908)	(8,450)	(26,538)

Provision for Income Taxes	–	–	–	–

Net Loss	$(991)	$(15,908)	$(8,450)	$(26,538)

Other Comprehensive Gain/(Loss)
Foreign currency translation adjustment	(727)	845	(840)	285
Total Comprehensive Loss	(1,718)	(15,063)	(9,290)	(26,253)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,785,000	3,785,000	3,785,000	3,785,000

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Cash Flows

(unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,450)	$(26,538)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	147	140
Changes in assets and liabilities:
Accounts payable	6,619	3,590
Accounts receivable	5	34
Prepaid expenses	–	561
Net cash used in operating activities	(1,679)	(22,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(Repayments to) related party, net	459	(1,661)
Net cash provided by (used in) financing activities	459	(1,661)

Effect of exchange rate changes on cash	(847)	(2,745)

Changes in cash during the period	(2,067)	(26,619)

Cash at beginning of period	3,967	37,154

Cash at end of period	$1,900	$10,535

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

November 30, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at November 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended November 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended May 31, 2017 and 2016.

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

Foreign Currency Translation

The functional currency of the Company is Great British Pounds (GBP). Assets and liabilities of our operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period and equity accounts are translated at historical cost. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive loss in shareholders’ deficit.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $85,131 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	November 30,	May 31,
	2017	2017
Equipment	$1,189	$1,136
Less accumulated depreciation	1,141	948
Equipment, net	$48	$188

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $147 and $140 for the six months ended November 30, 2017 and 2016, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of November 30, 2017 and May 31, 2017, the balance of the amounts due to the director was $10,389 and $9,930, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and due on demand. The Company’s officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 6 – CAPITAL STOCK

There were 3,785,000 shares of common stock issued and outstanding at November 30, 2017. There were no shares of preferred stock issued and outstanding at November 30, 2017.

NOTE 7– CONCENTRATION

Once customer accounted for 100% of total revenue earned during the six months ended November 30, 2017 and 2016. 100% of the accounts receivable is due from this customer at November 30, 2017 and May 31, 2017.

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

We are in discussions with a developer to implement these changes by early 2018.

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

As of November 30, 2017, we have begun developing our app to include features 2) and 4) above. We have outsourced the development of our app and expect the work to be completed by early 2018.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended May 31, 2017

Results of Operations for the three and six months to November 30, 2017 and 2016.

Our total revenue reported for the three and six months to November 30, 2017 were $37 and $100, respectively, and $0 and $67 for the three and six months to November 30, 2016, respectively.

We expect revenues to increase for the year ended May 31, 2018 as a result of increased sales resulting from improved marketing, app development and new app launches. If we are able to raise money, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Operating Expenses

Operating expenses were $1,028 and $8,550 for the three and six months to November 30, 2017, respectively and $15,908 and $26,605 for the three and six months to November 30, 2016, respectively. Our operating expenses for the three and months to November 30, 2017 and 2016 consisted of general and administrative expenses and decreased due to a decreased amount trading activity and app development costs within the business.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three and six months to November 30, 2017 were $991 and $8,450, respectively and $15,908 and $26,538 for the three and six months to November 30, 2016, respectively.

Liquidity and Capital Resources

As of November 30, 2017, we had total assets of $1,983, consisting of cash of $1,900, account receivable of $35 and $48 of property and equipment. We had current liabilities of $26,765 as of November 30, 2017 consisting of an advance from related party of $10,389 and accounts payable of $16,376. Accordingly, we had a working capital deficit of $24,830 as of November 30, 2017.

Operating activities resulted in a reduction of cash of $1,679 for the six months ended November 30, 2017.

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

Going Concern

Our assets at November 30, 2017 total $1,983. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

Off Balance Sheet Arrangements

As of November 30, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Momentous Holdings Corp.

Date:	January 17, 2018

By:	/s/ James Horan
James Horan
Title:	Chief Executive Officer

