Form 10-K
period 2018-05-31
MOMENTOUS HOLDINGS CORP.
filed 2018-08-09
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING MAY 31, 2018

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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock: $0.001 par value

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year end, May 31, 2018: 1.985 million shares are held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: There were 4,035,000 shares of common stock issued and outstanding at August 7, 2018. There were no shares of preferred stock issued and outstanding at August 7, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

		Page
	A Warning About Forward-Looking Statements	1

	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	2
Item 1B.	Unresolved Staff Comments	2
Item 2.	Properties	2
Item 3.	Legal Proceedings	2
Item 4.	Mine Safety Disclosures	2

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	3
Item 6.	Selected Financial Data	3
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	5
Item 8.	Financial Statements and Supplementary Data	5
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	5
Item 9A.	Controls and Procedures	6
Item 9B.	Other Information	6

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	7
Item 11.	Executive Summary and Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8
Item 13.	Certain Relationships and Related Transactions, and Director Independence	9
Item 14.	Audit Fees	9

PART IV

Item 15.	Exhibits, Financial Statements, Schedules	10
	Index to Exhibits	12
	Index to Financial Statements	F-1

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

Muscle Manager ‘Lite’ is a free download, as of May 31, 2018, 116,400 consumers had downloaded the app. As of the same date we had sold approximately 2,400 copies of the Muscle Manager Pro app, which retails at $1.99 per download.

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

As of May 31, 2018, there were 3,885,000 shares of our common stock outstanding and 32 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Information required by Item 201(d) or Regulation S-K is included in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.      Selected Financial Data

	May 31, 2018	May 31, 2017
Revenue	$118	$176
Operating Expenses	14,368	34,521
Net Loss	$(14,250)	$(34,345)

Total Assets	$432	$4,195
Liabilities	(22,403)	(19,687)
Stockholders’ Deficit	$(21,971)	$(15,492)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of MOMENTOUS HOLDINGS CORP. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

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

Product Development, Facility and Equipment

Should we secure sufficient funding we intend to develop our existing apps to include the following features with associated costs:

1.	Add a function that allows the recording of cardiovascular exercises. This feature would cost approximately $9,000 and would take a month to implement.
2.	Include the ability for users to share completed training programs via social media/networking, such as Strava, map My Run, My Fitness Plan, Twitter, Instagram and Facebook. This allows people to share their work-outs and also promotes the app. This would be achieved within a few days and would cost approximately $2,000.

We are discussions with a developer to implement these changes by October 2018.

3.	Thereafter we intend to develop a feature within the existing app that provides the user with suggested exercises once a particular muscle/muscle group is chosen. Also to include the ability to show exercises previously completed to explain users delayed onset muscle soreness (DOMS). This feature would also record previous exercises completed by the user to allow progress tracking and progress reports. The cost of these additions would be approximately $25,000 and take two months to implement.

4.	Add a ‘shuffle’ feature in which the app randomly suggests a full body exercise program for any given day as opposed to ‘shuffling’ between the same muscle groups as the app currently does. This would cost approximately $7,600 and would take two weeks to implement.

5.	After a workout the user is asked to grade their effort, this may not be accurate, particularly in beginners. The addition of a more detailed recording function to record sets/repetitions/time with beginner, intermediate, experience variations. Due to the complexity or calculating the required algorithms this would cost approximately $11,500 and one month to implement.

6.	Add an additional feature to sell products through the app to include supplements, exercise clothing, footwear etc. This feature will allow us to develop our own clothing or retail other brands and provide a secondary revenue stream. This feature will take one month to develop and will cost approximately $8,000.

7.	Add a function to illustrate a male or female muscular anatomy depending on the user, currently the app only shows a male muscular illustration. This required extensive programming and could cost between $3,800 and $7,600 and could be achieved within a month.

As of May 31, 2018, we have begun developing our app to include features 2) and 4) above. We have outsourced the development of our app and expect the work to be completed by early 2019.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended May 31, 2018, together with notes thereto, and our financial statements for the year ended May 31, 2017, together with notes thereto, which are included in this Form 10-K.

Results of Operations

Revenues

Our revenue for the year ending May 31, 2018 and 2017 was $118 and $176 respectively.

Revenues decreased for the year ended May 31, 2018 as a result lack of development and advertising of our app. If we are able to obtain additional funding, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Operating Expenses

Operating expenses were $14,368 and $34,521 for the year ending May 31, 2018 and 2017, respectively.

Our operating expenses decreased as we shift our plan of operations. The decrease is attributable to the measures described above to implement our business plan and a temporary pause on the app development process as the Company is considering a new app.

Net Loss (Comprehensive Loss)

Net loss for the year ending May 31, 2018 was $14,250. Our net loss for the year ended May 31, 2017 was $34,345.

The decrease in net loss is attributable to the decrease in app development fees and legal fees. Comprehensive loss for the year ended May 31, 2018 and 2017 was $15,479 and $37,092, respectively.

Liquidity and Capital Resources

As of May 31, 2018, we had total assets of $432, consisting of cash of $430 and accounts receivable of $2. We had current liabilities of $22,403 as of May 31, 2018. As of May 31, 2017 we had total assets of $4,195, consisting of cash of $3,967, accounts receivable of $40 and property and equipment of $188. We had current liabilities of $19,687 as of May 31, 2017. Accordingly, we had a working capital deficit of $21,971 as of May 31, 2018 and $15,680 as of May 31, 2017.

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

Going Concern

Our assets at May 31, 2018 total $432. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting Company, as defined by Item 10 of regulation S-K, the Company is not required to provide this information.

Item 8.     Financial Statements and Supplementary Data

The financial statements appear beginning on page F-3, immediately following the signature page of this report.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2018. Based upon that evaluation, our Chief Executive Officers concluded that our disclosure controls and procedures were not effective as of May 31, 2018 due to lack of segregation of duties.

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

Under the supervision and with the participation of our Chief Executive Officer, we have evaluated the effectiveness of our internal control over financial reporting as of May 31, 2018, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of May 31, 2018 and identified the following material weaknesses:

1. There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

2.There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended May 31, 2018, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

MOMENTOUS HOLDINGS CORP.’s executive officers and directors and their respective age as of May 31, 2018 are as follows:

Directors:

Name of Director	Age
James Horan	39
Nooroa Ogden	46

Executive Officers as of May 31, 2018:

The following table lists our directors and provides their respective ages and titles as of May 31, 2018:

Name	Age	Title	Director Since
James Horan	39	Chief Executive Officer, President and Director	2015
A Nooroa Ogden	46	Chief Financial Officer, Secretary, Treasurer and Director	2015

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

Code of Ethics.  We have not adopted a Code of Ethics for our principal executive and financial officer.

Item 11.    Executive Summary and Compensation

Executive Compensation

Name and Position	Fiscal Year	Salary	Bonus	Other annual Compensation	Restricted Stock Award (s)	Securities Underling Options	LTIP Payouts	All other Compensation
James Horan	2018	$0	0	0	0	0	0	$0
Nooroa Ogden	2018	$0	0	0	0	0	0	$0

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2018 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and
•	each of our directors and named executive officers;

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

NAME	TOTAL SHARES OWNED	PERCENTAGE
James Horan	2,500,000	64.0%

Item 13.    Certain Relationships and Related Transactions and Director Independence

During Fiscal Year 2018, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 6 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Item 14.    Audit fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended May 31, 2018 and May 31, 2017, were approximately $7,200 and $6,500 respectively.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended May 31, 2018 and 2017 were $1,300 and $1,000 respectively.

All other fees

There were no fees billed for other products or services provided by our principal accountant for 2018 or 2017.

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

Date:  August 9, 2018

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

FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Momentous Holding Corp

 Opinion on the Financial Statements

We have audited the accompanying balance sheets of Momentous Holding Corp. (the Company) as of May 31, 2018 and 2017, and the related statements of income, comprehensive loss, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in Note 2 to the financial statement the Company has generated minimal revenues since inception, has an accumulated deficit of $90,931 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management plans regarding these matters are also disclosed in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Paritz & Company, P.A.

We have served as the Company’s auditor since 2014.

Hackensack, NJ

August 8, 2018

Momentous Holdings Corp.

Balance Sheets

	May 31,	May 31,
	2018	2017
ASSETS
Current Assets
Cash	$430	$3,967
Accounts receivable	2	40
Total Current Assets	432	4,007

Property & Equipment, net of accumulated depreciation of $1,175 and $948, respectively.	–	188

TOTAL ASSETS	$432	$4,195

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$12,128	$9,757
Advances from related party	10,275	9,930
Total Current Liabilities and Total Liabilities	22,403	19,687

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of May 31, 2018 and 2017, respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,885,000 and 3,785,000 shares issued and outstanding as of May 31, 2018 and 2017, respectively	3,885	3,785
Additional paid-in capital	66,515	57,615
Accumulated deficit	(90,931)	(76,681)
Accumulated other comprehensive loss	(1,440)	(211)
Total Stockholders' Deficit	(21,971)	(15,492)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$432	$4,195

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2018	2017

Revenues	$118	$176

Operating Expenses
General and administrative expenses	14,368	34,521
Total Operating Expenses	14,368	34,521

Loss before Provision for Income Taxes	(14,250)	(34,345)

Provision for Income Taxes	–	–

Net Loss	$(14,250)	$(34,345)

Other Comprehensive Loss
Foreign currency translation adjustment	(1,229)	(2,747)
Total Comprehensive Loss	$(15,479)	$(37,092)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,819,700	3,785,000

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stakeholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, May 31, 2016	–	–	3,785,000	3,785	57,615	(42,336)	2,536	21,600

Net loss	–	–	–	–	–	(34,345)	–	(34,345)
Foreign currency translation adjustment	–	–	–	–	–	–	(2,747)	(2,747)

Balance, May 31, 2017	–	–	3,785,000	3,785	57,615	(76,681)	(211)	(15,492)

Net loss	–	–	–	–	–	(14,250)	–	(14,250)
Issuance of common stock	–	–	100,000	100	8,900	–	–	9,000
Foreign currency translation adjustment	–	–	–	–	–	–	(1,229)	(1,229)

Balance, May 31, 2018	–	–	3,885,000	3,885	66,515	(90,931)	(1,440)	(21,971)

The accompanying notes are an integral part of these financial statements

Momentous Holdings Corp.

Statements of Cash Flows

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,250)	$(34,345)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	197	283
Changes in assets and liabilities:
Accounts payable	2,371	4,356
Accounts receivable	38	27
Prepaid expenses	–	560
Net cash used in operating activities	(11,644)	(29,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	9,000	–
Proceeds from/(Repayments to) related party, net	345	(1,388)
Net cash provided by (used in) financing activities	9,345	(1,388)

Effect of exchange rate changes on cash	(1,238)	(2,681)

Changes in cash	(3,537)	(33,187)

Cash at beginning of year	3,967	37,154

Cash at end of year	$430	$3,967

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

May 31, 2018

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $90,931 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

We expect to generate revenues in the future through the development of our existing and new apps. In the event the Company experiences liquidity and capital resource constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. The Company is currently seeking additional funding from investors as well as bringing on a new Director who will assist in developing new apps. The Company’s current President/CEO, will endeavour to provide funding if necessary. If such additional capital is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As at May 31, 2018, we had no cash equivalents.

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

Basic and Diluted/Net Loss Per Share

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	May 31,	May 31,
	2018	2017
Equipment	$1,175	$1,136
Less accumulated depreciation	1,175	948
Equipment, net	$0	$188

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $197 and $283 for the year ended May 31, 2018 and 2017, respectively.

NOTE 5- INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the year ended May 31, 2018 and 2017 to the Company’s effective tax rate is as follows:

	May 31, 2018	May 31, 2017

Income tax benefit at statutory rate	$4,845	$11,677
Change in valuation allowance	(4,845)	(11,677)
Income tax provision	$–	$–

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of May 31, 2018 and 2017 are as follows:

	May 31, 2018	May 31, 2017

Net Operating Loss	$30,916	$26,072
Valuation allowance	(30,916)	(26,072)
Net deferred tax asset	$–	$–

The Company has approximately $90,930 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The U.S. Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.  The Company's deferred tax assets were calculated to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of May 31, 2018 and May 31, 2017, the balance of the amounts due to the director was $10,275 and $9,930, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and due on demand. The Company’s officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 7 – CAPITAL STOCK

As of February 29, 2016, the Company sold an aggregate of 1,285,000 shares of its common stock in its registered offering at a price of $0.04 per share resulting in proceeds to the Company of $51,400.

On January 25, 2018, we issued 100,000 shares of common stock for cash in the amount of $0.09 per share for a total of $9,000.

There were 3,885,000 and 3,785,000 shares of common stock issued and outstanding at May 31, 2018 and 2017 respectively. There were no shares of preferred stock issued and outstanding at May 31, 2018 and 2017.

NOTE 8 – CONCENTRATION

100% of the Company’s revenue is from one client.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:

On June 12, 2018, we issued 50,000 shares of common stock for cash in the amount of $0.10 per share for a total of $5,000.

On June 24, 2018, we issued 100,000 shares of common stock for cash in the amount of $0.10 per share for a total of $10,000.

