Form 10-Q
period 2018-08-31
MOMENTOUS HOLDINGS CORP.
filed 2018-10-15
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2018

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

5 Mile End Road, London E1 4TP, United Kingdom

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,035,000 shares as of October 15, 2018.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Momentous Holdings Corp.

Balance Sheets

(unaudited)

	August 31, 2018	May 31, 2018
ASSETS
Current Assets
Cash	$7,430	$430
Accounts receivable	3	2
Total Current Assets	7,433	432

TOTAL ASSETS	$7,433	$432

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$9,952	$12,128
Advances from related party	10,059	10,275
Total Current Liabilities and Total Liabilities	20,011	22,403

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of August 31, 2018 and May 31, 2018, respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,035,000 and 3,885,000 shares issued and outstanding as of August 31, 2018 and May 31, 2018, respectively	4,035	3,885
Additional paid-in capital	81,365	66,515
Accumulated deficit	(96,597)	(90,931)
Accumulated other comprehensive loss	(1,381)	(1,440)
Total Stockholders' Deficit	(12,578)	(21,971)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,433	$432

The accompanying notes are an integral part of these unaudited financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

(unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	August 31,	August 31,
	2018	2017

Revenues	$2	$63

Operating Expenses
General and administrative expenses	5,668	7,522
Total Operating Expenses	5,668	7,522

Loss before Provision for Income Taxes	(5,666)	(7,459)

Provision for Income Taxes	–	–

Net Loss	$(5,666)	$(7,459)

Other Comprehensive Loss
Foreign currency translation adjustment	59	(113)
Total Comprehensive Loss	(5,607)	(7,572)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	4,002,740	3,785,000

The accompanying notes are an integral part of these unaudited financial statements.

Momentous Holdings Corp.

Statements of Cash Flows

(unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	August 31,	August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,666)	$(7,459)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	–	72
Changes in assets and liabilities:
Accounts payable	(2,176)	6,972
Accounts receivable	(1)	21
Net cash used in operating activities	(7,843)	(394)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	15,000	–
Proceeds from/(Repayments to) related party, net	(216)	69
Net cash provided by financing activities	14,784	69

Effect of exchange rate changes on cash	59	(114)

Changes in cash	7,000	(439)

Cash at beginning of period	430	3,967

Cash at end of period	$7,430	$3,528

The accompanying notes are an integral part of these unaudited financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

August 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at August 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended August 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended May 31, 2018 and 2017.

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

As at August 31, 2018, we had no cash equivalents.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $96,597 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of August 31, 2018 and May 31, 2018, the balance of the amounts due to the director was $10,059 and $10,275, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and due on demand. The Company’s officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 5 – CAPITAL STOCK

On June 12, 2018, we issued 50,000 shares of common stock for cash in the amount of $0.10 per share for a total of $5,000.

On June 24, 2018, we issued 100,000 shares of common stock for cash in the amount of $0.10 per share for a total of $10,000.

There were 4,035,000 shares of common stock issued and outstanding at August 31, 2018. There were no shares of preferred stock issued and outstanding at August 31, 2018.

NOTE 6– CONCENTRATION

One customer accounted for 100% of total revenue earned during the three months ended August 31, 2018 and 2017. 100% of the accounts receivable is due from this customer at August 31, 2018 and May 31, 2018.

NOTE 7 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and we did not have any material recognizable subsequent events during this period.

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

Our Plan for the Next 12 Months

On August 31, 2018, the Company entered into a letter of intent with V Beverages Ltd. to acquire 100% of the outstanding shares in V Beverages Ltd., in conjunction with all of its assets. The purchase price for V Beverages Ltd. is 2,250,000 of the Company’s shares.

The Letter of Intent contemplates the closing of the transaction to occur sometime in October 2018 and is subject to the execution and delivery of definitive agreements mutually acceptable to both parties and the Registrants completion of all due diligence related to the Business.

As of the date of filing the transaction has not closed but we are progressing through diligence and expect to close the transaction by the end of October 2018.

The following is a list of business goals and milestones we wish to accomplish within the next twelve months.

•	Close the above mentioned transaction Secure necessary funds
•	Product Development, Facility and Equipment
•	Engage in advertising and marketing
•	Hire skilled employees to complete our team
•	Pay for legal and accounting costs

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

We are in discussions with a developer to implement these changes by December 2018.

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

As of August 31, 2018, we have begun developing our app to include features 2) and 4) above. We have outsourced the development of our app and expect the work to be completed by December 2018.

Results of Operations for the three months ended August 31, 2018 and 2017.

Our total revenue reported for the three months ended August 31, 2018 and 2017 were $2 and $63 respectively.

We expect revenues to increase for the year ended May 31, 2019 as a result of increased sales resulting from improved marketing, app development and new app launches. If we are able to raise money, we hope to generate revenues from new apps, advertising and merchandise sales through our existing apps.

Operating Expenses

Operating expenses were $5,668 and $7,522 for three months ended August 31, 2018 and 2017, respectively. Our operating expenses for the three months ended August 31, 2018 and 2017 consisted of general and administrative expenses and decreased due to a decreased amount trading activity within the business.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three months ended August 31, 2018 and 2017 were $5,666 and $7,459, respectively.

Liquidity and Capital Resources

As of August 31, 2018, we had total assets of $7,433, consisting of cash of $7,430 and account receivable of $3. We had current liabilities of $20,011 as of August 31, 2018 consisting of an advance from related party of $10,059 and accounts payable of $9,952. Accordingly, we had a working capital deficit of $12,578 as of August 31, 2018.

Operating activities resulted in a reduction of cash of $7,843 for the three months ended August 31, 2018.

Our ability to operate beyond May 31, 2019, is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our assets at August 31, 2018 total $7,433. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

Off Balance Sheet Arrangements

As of August 31, 2018, there were no off balance sheet arrangements.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending May 31, 2019, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

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

Momentous Holdings Corp.

Date:	October 15, 2018

By:	/s/ James Horan
James Horan
Title:	Chief Executive Officer

