Form 10-Q
period 2018-11-30
MOMENTOUS HOLDINGS CORP.
filed 2019-02-19
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2018

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

32 Curzon Street, London, W1J 7WS, United Kingdom

(address of principal executive offices)

Registrant's telephone number, including area code:   +44 744 430 1337

IncSmart.biz, Inc.

4264 Lady Burton St.

Las Vegas, NV 89129

(Name and address of agent for service of process)

COPIES OF COMMUNICATIONS TO:

W. Scott Lawler, Booth Udall Fuller

1255 W. Rio Salado Pkwy., Ste. 215

Tempe, AZ 85281

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,245,000 shares as of February 15, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Momentous Holdings Corp.

Balance Sheets

(unaudited)

	November 30,	May 31,
	2018	2018
ASSETS
Current Assets
Cash	$202	$430
Accounts receivable	2	2
Total Current Assets	204	432

TOTAL ASSETS	$204	$432

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$15,139	$12,128
Advances from related party	9,873	10,275
Total Current Liabilities and Total Liabilities	25,012	22,403

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of November 30, 2018 and May 31, 2018, respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 28,245,000 and 28,095,000 shares issued and outstanding as of November 30, 2018 and May 31, 2018, respectively	28,245	28,095
Additional paid-in capital	57,155	42,305
Accumulated deficit	(109,225)	(90,931)
Accumulated other comprehensive loss	(983)	(1,440)
Total Stockholders' Deficit	(24,808)	(21,971)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$204	$432

The accompanying notes are an integral part of these unaudited financial statements.

Momentous Holdings Corp.

Statements of Comprehensive Loss

(unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017

Revenues	$–	$37	$2	$100

Operating Expenses
General and administrative expenses	12,628	1,028	18,296	8,550
Total Operating Expenses	12,628	1,028	18,296	8,550

Loss before Provision for Income Taxes	(12,628)	(991)	(18,294)	(8,450)

Provision for Income Taxes	–	–	–	–

Net Loss	$(12,628)	$(991)	$(18,294)	$(8,450)

Other Comprehensive Loss
Foreign currency translation adjustment	398	(727)	457	(840)
Total Comprehensive Loss	(12,230)	(1,718)	(17,837)	(9,290)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	28,245,000	27,995,000	28,228,700	27,995,000

The accompanying notes are an integral part of these unaudited financial statements.

Momentous Holdings Corp.

Statements of Cash Flows

(unaudited)

	Six	Six
	Months	Months
	Ended	Ended
	November 30,	November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,294)	$(8,450)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	–	147
Changes in assets and liabilities:
Accounts payable	3,011	6,619
Accounts receivable	–	5
Net cash used in operating activities	(15,283)	(1,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	15,000	–
Proceeds from/(Repayments to) related party, net	(402)	459
Net cash provided by financing activities	14,598	459

Effect of exchange rate changes on cash	457	(847)

Changes in cash	(228)	(2,067)

Cash at beginning of period	430	3,967

Cash at end of period	$202	$1,900

The accompanying notes are an integral part of these unaudited financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

November 30, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at November 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended November 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included elsewhere in this filing for the years ended May 31, 2018 and 2017.

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

As at November 30, 2018, we had no cash equivalents.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception, has an accumulated deficit of $109,225 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The Directors are also in agreement that they will make unsecured loans to the business as necessary until such future funding can be secured. V Beverages Ltd., has existing sales revenue, and as a private entity operated in gross profit over the past 3 year period.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of November 30, 2018, and May 31, 2018, the balance of the amounts due to the director was $9,873 and $10,275, respectively. The amounts loaned to and from the director are unsecured, non-interest bearing, and due on demand. The Company’s officer has provided office services without charge.

NOTE 5 – CAPITAL STOCK

On June 12, 2018, we issued 50,000 shares of common stock for cash in the amount of $0.10 per share for a total of $5,000.

On June 24, 2018, we issued 100,000 shares of common stock for cash in the amount of $0.10 per share for a total of $10,000.

On October 30, 2018, the Company issued a stock dividend to its shareholders of record so that every shareholder received 6 additional shares of common stock for every one share held by the shareholder.

There were 28,245,000 shares of common stock issued and outstanding at November 30, 2018. There were no shares of preferred stock issued and outstanding at November 30, 2018.

All share and per share information has been retrospectively adjusted to reflect the stock dividend as of November 30, 2018.

NOTE 6– CONCENTRATION

One customer accounted for 100% of total revenue earned during the three months ended November 30, 2018 and 2017. 100% of the accounts receivable is due from this customer at November 30, 2018 and May 31, 2018.

NOTE 7 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and have the following material recognizable subsequent events during this period:

On December 31, 2018, the Company, entered into a Share Exchange Agreement with Andrew Eddy, an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages Limited, a company organized under the laws of the United Kingdom in exchange for 15,750,000 shares of the Company’s common stock.

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

Our Plan for the Next 12 Months

On December 31, 2018, the Company entered into a Share Exchange Agreement with Andrew Eddy (“Owner”), an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages Limited, a company organized under the laws of the United Kingdom (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company will acquire 100% of the issued and outstanding capital shares of V Beverages Limited (the “Target Shares”). Upon the closing of the transactions under the Share Exchange Agreement, Owner will transfer and sell the Target Shares to the Company in exchange for 15,750,000 shares of the Company’s common stock, par value $0.001, which the Company intends to issue by February 22, 2019. After the closing of the transactions under the Share Exchange Agreement, V Beverages Limited will be operated as the Company’s wholly-owned subsidiary.

The original business of the Company is intended to be disbanded. Revenue from our app has continued to decline with revenue in our last quarter being $0. Management believes that competition against better resourced competitors and an abundance of more experienced market participants prevent us from achieving long-term profitable operations. As such, management has decided it will discontinue the operations of our app.

Moving forwards, the Company will focus entirely on the business of its wholly owned subsidiary, V Beverages Limited. As such, it will be solely engaged in the business of designing, producing, marketing and selling low carbon, eco-friendly alcoholic beverages.

Through its wholly owned subsidiary, V Beverages Limited, the Company currently produces a range of alcoholic spirits under its trademarked brand 'Victory'. Victory Gin and Victory Bitter are already 2018 IWSC award winners, and the distillery has also added Vodka and ready to drink cocktails such as Negroni to its portfolio. Using a modern cold distillation technique, far less energy is used than in traditional hot techniques, while retaining more of the carefully selected botanicals.

The following is a list of business goals and milestones we wish to accomplish within the next twelve months.

•	Completion of the audit of V Beverages Limited

•	Secure necessary funding to expand operations

•	Product Development, Facility improvements and Equipment upgrades

•	Engage in an advertising and marketing program, through both traditional sources and social media

•	Hire additional skilled employees to complete our team, such as brand ambassadors

•	Pay for legal and accounting costs

•	Develop an advisory committee to complement the board and employees of the Company

•	Formation of independent majority compliance, audit and compensation committees

•	Continuation of V Beverages Limited continuous annual growth, in terms of both units sold and annual revenues

Our first major milestones are expected to be securing funds and increasing the scale of our production. This is our primary focus. In three years, we hope to have established our brand, products and Company in the United States, and internationally.

Operating Expenses

Operating expenses were $12,628 and $18,296 for the three and six months ended November 30, 2018, respectively and $1,028 and $8,550 for the three and six months ended November 30, 2017, respectively. Our operating expenses for the three and six months ended November 30, 2018 and 2017 consisted of general and administrative expenses and decreased due to a decreased amount of trading activity and app development costs within the business.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our being a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three and six months ended November 30, 2018 were $12,628 and $18,294, respectively and $991 and $8,450 for the three and six months ended November 30, 2017, respectively.

Liquidity and Capital Resources

As of November 30, 2018, we had total assets of $204, consisting of cash of $202 and account receivable of $2. We had current liabilities of $25,012 as of November 30, 2018 consisting of an advance from related party of $9,873 and accounts payable of $15,139. Accordingly, we had a working capital deficit of $24,808 as of November 30, 2018.

Operating activities resulted in a reduction of cash of $15,283 for the six months ended November 30, 2018.

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

Going Concern

Our assets at November 30, 2018 total $204. This amount does not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred are being recorded in our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The Directors are also in agreement that they will make unsecured loans to the business as necessary until such future funding can be secured. V Beverages Limited has existing sales revenue, and as a private entity operated in gross profit over the past 3 year period.

Off Balance Sheet Arrangements

As of November 30, 2018, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 15, 2019, Mr. James Horan and Mr. Nooroa Ogden each resigned as executive officers of the Company and as members of the Company's Board of Directors. Mr. Horan held the positions of Chief Executive Officer and President and Mr. Ogden held the positions of Chief Financial Officer, Secretary and Treasurer.

Immediately following the Company's receipt of their resignations, the Board appointed Mr. Andrew Eddy as the Company's CEO, President, CFO, Secretary and Treasurer.

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

Momentous Holdings Corp.

Date:	February 19, 2019

By:	/s/ Andrew Eddy
Andrew Eddy
Title:	Chief Executive Officer, principal financial officer and principal accounting officer

