Form 10-Q
period 2019-02-28
MOMENTOUS HOLDINGS CORP.
filed 2019-07-02
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2019

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

COPIES OF COMMUNICATIONS TO:

W. Scott Lawler, Booth Udall Fuller

1255 W. Rio Salado Pkwy., Ste. 215

Tempe, AZ 85281

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock: $0.001 par value	MMNT	Other OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,015,000 shares as of June 21, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Momentous Holdings Corp. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	February 28,	May 31,
	2019	2018
ASSETS
Current Assets
Cash	5,320	17
Accounts receivable	21,352	–
Inventories	7,980	–
Prepaid Taxes	150	1,559
Total Current Assets	$34,802	$1,576

Property and Equipment, net	19,866	16,695

Trademarks	50,790	50,790

TOTAL ASSETS	$105,458	$69,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	79,898	68,647
Bank Overdraft	10,311	–
Taxes Payable	35,383	–
Loan	5,674	–
Other liabilities	19,247	–
Advances from related party	55,200	23,860
Total Current Liabilities and Total Liabilities	$205,713	$92,507

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of February 28, 2019 and May 31, 2018, respectively	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 44,015,000 and 15,750,000 shares issued and outstanding as of February 28, 2019 and May 31, 2018, respectively	44,015	15,751
Additional paid-in capital	(49,254)	(15,750)
Accumulated deficit	(92,864)	(23,468)
Accumulated other comprehensive loss	(2,152)	21
Total Stockholders' Deficit	(100,255)	(23,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$105,458	$69,061

The accompanying notes are an integral part of these unaudited financial statements.

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Comprehensive Loss (unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018

Sales	$37,197	$–	$129,978	$–
Cost of Sales	23,781	–	99,215	15,233
Gross Profit	13,416	–	30,763	(15,233)

Operating Expenses
General and administrative expenses	32,628	959	100,159	6,311
Total Operating Expenses	32,628	959	100,159	6,311

Loss before Provision for Income Taxes	(19,212)	(959)	(69,396)	(21,544)

Provision for Income Taxes	–	–	–	–

Net Loss	$(19,212)	$(959)	$(69,396)	$(21,544)

Other Comprehensive Loss
Foreign currency translation adjustments	65	(33)	(1,170)	21
Total Comprehensive Loss	$(19,147)	$(992)	$(70,566)	$(21,523)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	29,638,958	15,750,000	21,855,037	15,750,000

The accompanying notes are an integral part of these unaudited financial statements.

Momentous Holdings Corp. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (unaudited)

	Common Stock (No)	Common Stock	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total

June 1, 2017	15,750,000	$15,750	$(15,750)	$–	$–	$–
Net loss	–	–	–	(20,585)	–	(20,585)
November 30, 2017	15,750,000	15,750	(15,750)	(20,585)	–	(20,585)
Net loss	–	–	–	(959)	(33)	(992)
February 28, 2018	15,750,000	15,750	(15,750)	(21,544)	(33)	(21,577)
Net loss	–	–	–	(1,924)	54	(1,870)
June 1, 2018	15,750,000	15,750	(15,750)	(23,468)	21	(23,447)
Net loss	–	–	–	(50,184)	(1,235)	(51,419)
November 30, 2018	15,750,000	15,750	(15,750)	(73,652)	(1,214)	(74,866)

Effect of reverse merger	28,245,000	28,245	(43,484)	–	(1,003)	(16,242)
Stock issue for cash	20,000	20	9,980	–	–	10,000
Net loss	–	–	–	(19,212)	65	(19,147)

February 28, 2019	44,015,000	$44,015	$(49,254)	$(92,864)	$(2,152)	$(100,255)

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	February 28,	February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,396)	$(21,544)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,865	–
Changes in assets and liabilities:
Accounts payable	11,251	51,077
Other liabilities	19,245	–
Accounts receivable	(21,352)	–
Inventories	7,980	–
Loss on disposal of fixed assets	3,019	–
Taxes	18,581	(1,276)
Net cash provided by/(used in) operating activities	(27,807)	28,257

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,055)	(17,573)
Purchase of trademarks	–	(33,217)
Net cash used in investing activities	(9,055)	(50,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	5,674	–
Bank overdraft	10,311	–
Proceeds from related party loans	27,350	22,610
Net cash provided by financing activities	43,335	22,610

Effect of exchange rate changes on cash	(1,170)	–

Changes in cash	5,303	77

Cash at beginning of period	17	–

Cash at end of period	$5,320	$77

The accompanying notes are an integral part of these unaudited financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

February 28, 2019

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

Momentous Holdings Corp. (the “Company”) is engaged in the business of designing, producing, marketing and selling low carbon, eco-friendly alcoholic beverages.

We were incorporated as Momentous Holdings Corp. on May 29, 2015 in the State of Nevada for the purpose of designing, acquiring and developing mobile apps and mobile software for download by end consumers.

On December 31, 2018, the Company entered into a Share Exchange Agreement with Andrew Eddy (“Owner”), an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages Limited (“V Beverages”), a company organized under the laws of the United Kingdom (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital shares of V Beverages (the “Target Shares”). Upon the closing of the transactions under the Share Exchange Agreement, the Owner transferred the Target Shares to the Company in exchange for 15,750,000 shares of the Company’s common stock, par value $0.001.

Following the acquisition of V Beverages, we ceased operations of our app, the original business of the Company.

The transaction has been accounted for as a reverse merger, whereby V Beverages  is considered to be the accounting acquirer and became a wholly-owned subsidiary of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger were and will be replaced with the historical financial statements of V Beverages prior to the reverse merger and in all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany transactions have been eliminated in full.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at February 28, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended February 28, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventories for the nine months ended February 28, 2019 and 2018.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred.

Intangible Assets/Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

During the nine months ended February 28, 2019, we recorded $50,790 of intangible assets relating to the value of the trademarks with the acquisition of V Beverages Limited. We determined that the fair value of the intangible assets exceeded their carrying value and therefore the assets were not impaired.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception, has an accumulated deficit of $92,864, a working capital deficit of $170,911 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The Directors are also in agreement that they will make unsecured loans to the business as necessary until such future funding can be secured.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	February 28,	May 31,
	2019	2018
Raw Materials	$7,980	$–
Finished Goods	–	–
Total	$7,980	$–

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment was purchased for the production of revenues and was comprised as follows:

	February 28,	May 31,
	2019	2018
Equipment	$22,731	$16,695
Less accumulated depreciation	2,865	–
Equipment, net	$19,866	$16,695

Property and equipment is depreciated over the useful lives of the assets beginning when placed in service. Depreciation expense was $2,865 and $0 for the nine months ended February 28, 2019 and 2018, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of February 28, 2019, and May 31, 2018, the balance of the amounts due to the current and former directors was $55,200 and $23,860, respectively. The amounts loaned to and from the directors are unsecured, non-interest bearing, and due on demand.

NOTE 7 – LOANS

As of February 28, 2019, and May 31, 2018, the amount of bank loans outstanding was $5,674 and $0, respectively.

NOTE 8 – CAPITAL STOCK

15,750,000 shares of common stock were issued in consideration for the Share Exchange Agreement referred to in Note 1. On February 18, 2019, we issued 20,000 shares of common stock for cash in the amount of $0.50 per share for a total of $10,000.

After the effect of the reverse merger, there were 44,015,000 shares of common stock issued and outstanding at February 28, 2019. There were no shares of preferred stock issued and outstanding at February 28, 2019.

NOTE 9 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and have the following material recognizable subsequent events during this period, in addition to events described elsewhere in the financial statements:

On April 05, 2019, we issued 50,000 shares of common stock for cash in the amount of $0.50 per share for a total of $25,000.

On April 17, 2019, the Company agreed with James Horan, a shareholder of the Company, for the cancellation 10,000,000 shares of the Company’s common stock. The Company did not receive any payment for the cancellation of such shares.

On May 02, 2019, we issued 50,000 shares of common stock for cash in the amount of $0.50 per share for a total of $25,000.

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

Our Plan for the Next 12 Months

On December 31, 2018, the Company completed the transactions contemplated by a certain Share Exchange Agreement entered into by and between the Company and Mr. Andrew Eddy, an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages Limited, a company organized under the laws of the United Kingdom (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital shares of V Beverages Limited (the “V Beverage Shares”). At the closing of the transactions under the Share Exchange Agreement, Mr. Eddy transferred and sold all of the V Beverage Shares to the Company in exchange for 15,750,000 shares of the Company’s common stock, par value $0.001, which the Company issued on April 17, 2019. Subsequent to the completion the transactions under the Share Exchange Agreement, V Beverages Limited is operated as the Company’s wholly-owned subsidiary.

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

Moving forward, the Company will focus entirely on the business of its wholly owned subsidiary, V Beverages Limited. As such, it will be solely engaged in the business of designing, producing, marketing and selling low carbon, eco-friendly alcoholic beverages.

V Beverages currently produces a range of alcoholic spirits under its trademarked brand 'Victory'. Victory Gin and Victory Bitter are already 2018 IWSC award winners, and the distillery has also added Vodka and ready to drink cocktails such as Negroni to its portfolio. Using a modern cold distillation technique, far less energy is used than in traditional hot techniques, while retaining more of the carefully selected botanicals.

The following is a list of business goals and milestones we wish to accomplish within the next twelve months.

Completion of the audit of V Beverages Limited

Secure necessary funding to expand operations

Product Development, Facility improvements and Equipment upgrades
Parent Company name change to better reflect new business

Engage in an advertising and marketing program, through both traditional sources and social media
Cannabinoid infused alcoholic beverages

Hire additional skilled employees to complete our team, such as brand ambassadors

Pay for legal and accounting costs

Develop an advisory committee to complement the board and employees of the Company

Formation of independent majority compliance, audit and compensation committees

Continuation of V Beverages Limited continuous annual growth, in terms of both units sold and annual revenues

Our first major milestones are expected to be securing funds and increasing the scale of our production. This is our primary focus. In three years, we hope to have established our brand, products and Company in the United States, and internationally.

Revenue

Revenue for the three and nine months to February 28, 2019 were $37,197 and $129,978, respectively and $0 and $0 for the three and nine months to February 28, 2018, respectively.

Gross Profit for the three and nine months to February 28, 2019 were $13,416 and $30,763, respectively and $0 and $(15,233) for the three and nine months to February 28, 2018, respectively.

Operating Expenses

Operating expenses were $32,628 and $100,159 for the three and nine months to February 28, 2019, respectively and $959 and $6,311 for the three and nine months to February 28, 2018, respectively. Our operating expenses for the three and nine months to February 28, 2019 and 2018 consisted of general and administrative expenses and increased due to the acquisition and increase of V Beverages trading activities following the acquisition of MaxChater Ltd. by V Beverages Limited.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our being a reporting company under the Securities Exchange Act of 1934.

Net Loss

Net loss for the three and nine months to February 28, 2019 were $19,212 and $69,396, respectively and $959 and $21,544 for the three and nine months to February 28, 2018, respectively.

Liquidity and Capital Resources

As of February 28, 2019, we had total current assets of $34,802, consisting of cash of $5,320, accounts receivable of $21,352, prepaid taxes of $150 and inventories of $7,980. We had total current liabilities of $205,713 as of February 28, 2019 consisting of advances from related parties of $55,200, accounts payable of $79,898, taxes payable of $35,383, bank overdraft of $10,311, other loan of $5,674 and other liabilities of $19,247. Accordingly, we had a working capital deficit of $170,911 as of February 28, 2019.

Operating activities resulted in a reduction of cash of $27,807 for the nine months ended February 28, 2019.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception, has an accumulated deficit of $92,864, a working capital deficit of $170,911 and has incurred losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The Directors are also in agreement that they will make unsecured loans to the business as necessary until such future funding can be secured.

Off Balance Sheet Arrangements

As of February 28, 2019, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No placement agent or broker dealer was used or participated in any offering or sale of the above shares.

The sale of shares described above was made pursuant to the exemption from registration set forth in Regulation S, promulgated by the Securities Exchange Commission under the Securities Act of 1933. No underwriters were utilized in connection with the sale of securities.

The issuance of these securities was to a single “non-U.S. person” (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which the Company relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

•	Purchaser was outside of the United States; and

•	Purchaser agreed to resell the Shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration.

Each certificate representing the shares of common stock contains a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the holder may not engage in hedging transactions with regards to the Company’s common stock unless in compliance with the Act.

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

On February 12, 2019, we appointed Andrew Parry as a Non-Executive Director.

On June 10, 2019, Momentous Holdings Corp. (the “Company”), appointed Max Chater as Chief Operating Officer (“COO”), with such appointment effective as of May 30, 2019. Prior to joining the Company, from September 2015 to present, Mr. Chater was the Founder and Chief Distiller of MaxChater Ltd. (now part of V Beverages Limited), London, United Kingdom.

From January, 2011 to June, 2012, Mr. Chater worked for Brewdog Bars Limited (part of Brewdog PLC), as a training manager for bar teams. Max was instrumental in recruiting and training for four bars across the United Kingdom.

From July 2012 until August 2014, Mr. Chater worked at the bar consultancy Company Fluid Movement at the Whistling Shop. During Mr. Chater's tenure at the Whistling Shop, the bar was awarded status as the 31st best bar in the World.

Between September 2014 and September 2015, Mr. Chater held the position of Brand Development Manager for The Draft House in London, UK, where he nurtured talent, recruited staff and trained individuals with little experience to management level. Mr. Chater was also integral to the opening and training of three The Draft House sites.

Whilst at The Draft House, Mr. Chater developed and opened the concept bar, BUMP by London Bridge, London.

In 2008, Mr. Chater received his Bachelor of Arts degree in Graphic Design from Leeds Beckett University fka Leeds Metropolitan University. Mr. Chater has since created corporate branding for multiple food and beverage businesses. These brands include Small Bar Bristol, Euroboozer, and a street food startup, Pork Box.

Mr. Chater is responsible for all design assets and photography for V Beverages Limited.

Mr. Chater has no family relationships with any of the Company’s directors or executive officers, and he has no direct or indirect material interest in any transaction to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momentous Holdings Corp.

Date:	July 2, 2019

By:	/s/ Andrew Eddy
Andrew Eddy
Title:	Chief Executive Officer, principal financial officer and principal accounting officer

