Form 10-K
period 2019-05-31
MOMENTOUS HOLDINGS CORP.
filed 2019-12-18
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING MAY 31, 2019

COMMISSION FILE NUMBER: 333-207163

Momentous Holdings Corp.

(Exact name of registrant as specified in its charter)

Nevada	32-0471741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Curzon Street, London, W1J 7WS, United Kingdom (Address of principal executive offices, including zip code) +44 203 871 3051 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock: $0.001 par value	MMNT	Other OTC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [  ] No

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended, November 30, 2018: $6,622,500

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: There were 34,165,000 shares of common stock issued and outstanding at December 17, 2019. There were no shares of preferred stock issued and outstanding at December 17, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

		Page

	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Mine Safety Disclosures	17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 9A.	Controls and Procedures	22
Item 9B.	Other Information	23

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	24
Item 11.	Executive Summary and Compensation	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions, and Director Independence	27
Item 14.	Audit Fees	27

PART IV

Item 15.	Exhibits, Financial Statements, Schedules	28
	Signatures	29
	Exhibit Index	30
	Financial Statements Index	F-1

i

PART I

Momentous Holdings Corp., is referred to herein as “Momentous,” “MMNT,” “the Company,” “us,” or “we.”

Item 1.     Business

Cautionary Note Regarding Forward-Looking Statements

The statements in this section and other sections of this Form 10-K include “forward-looking statements” and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about:

●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths;
●	Our continuing to focus on and ability to realize our strategic objectives;
●	Our continuing to follow our product approach;
●	Our ability to retain, market and grow our existing brands;
●	Our ability to protect our intellectual property, including trademarks related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and our ability to continue to expand our production capabilities to meet demand;
●	Our ability to cultivate our distribution network;
●	Application of and changes in applicable laws, regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	The availability of financing;
●	Our expectations regarding our direct-to-consumer sales and retail stores;
●	Our ability to expand our operations by acquisitions and to integrate and realize the benefits of our acquisitions;
●	Our plan and ability to exploit Cannabidiol (“CBD”) products;
●	Our liquidity and capital needs and ability to meet our liquidity needs; and
●	Our operations, financial performance and results of operations.

Forward-looking statements are based on assumptions and on known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance. Should known or unknown risks or uncertainties materialize, or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

We undertake no obligation to provide updates to forward-looking statements to the public, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

The following is a cautionary discussion of certain risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward- looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

Overview

Momentous is a modern craft beverage company, founded in 2015, that is based in London, United Kingdom. We design, produce, market and sell handcrafted, award-winning alcohol beverage products with a portfolio consisting of gin, vodka, bitter aperitif and ready-to-drink cocktails (“RTD”).

Our strategy is to produce premium products with minimal impact to the environment through the use of modern technology during production. Our methods help us to conserve energy and reduce water waste whilst delivering what we believe is a superior product. We also focus on environmentally friendly and recyclable packaging to reduce our carbon footprint. We are also looking to employ carbon offsetting in order to meet our carbon neutral status target by the end of 2020.

We are developing a portable micro distillery concept to enable us to have multiple distilleries in other international markets in order to reduce our carbon footprint and also mitigate potential international trade disputes that may affect our business. The United Kingdom’s (“UK”) planned departure from the European Union (“EU”) (commonly referred to as “Brexit”) along with potential tariffs between United States and the EU and UK could potentially be circumvented through production and sales within each respective territory.

To date, our sales strategy has focused on London and the United Kingdom market, leveraging our management expertise and knowledge of the market. Our sales strategy is focused on premium bars and restaurants in London particularly where Millennials frequent. According to the 2017-2018 BofA Merrill Lynch Global Research Survey, Millennials are shifting their alcohol consumption habits away from beer and wine to spirits. The survey stated that 41% of Millennials now prefer liquor and other spirits as their alcoholic beverage of choice, an increase from the year-earlier period when the figure was 36%. In addition, in 2018 according to the Distilled Spirits Council of the United States (DISCUS), sales rose for the eighth consecutive year, driven by Millennials' taste for high-end and super premium spirits.

Our address is 32 Curzon Street, London, W1J 7WS, United Kingdom. Our telephone number is +44 203 871 3051. Our corporate address is a professional mail forwarding office where physical office space may be rented on a short-term basis for additional fees. We conduct our business operations, including administrative functions, production, marketing and sales of low carbon, eco-friendly beverages at our distillery that is based in Tottenham, London in the United Kingdom.

Our corporate website is: www.vbeverages.com.

Our phone number is +44 203 871 3051. Our fiscal year end is May 31.

Corporate History

We were incorporated as Momentous Holdings Corp. on May 29, 2015 in the State of Nevada for the purpose of designing, acquiring and developing mobile apps and mobile software for download by end consumers.

On December 31, 2018, the Company entered into a Share Exchange Agreement with Andrew Eddy (“Owner”), an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages Limited (“V Beverages”), a company organized under the laws of the United Kingdom (the “Share Exchange Agreement”). V Beverages in turn owns 100% of the issued and outstanding capital shares of MaxChater Ltd. (“MaxChater”), a company organized under the laws of the United Kingdom, which it acquired on August 1, 2018.

Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital shares of V Beverages (the “Target Shares”). Upon the closing of the transactions under the Share Exchange Agreement, the Owner transferred the Target Shares to the Company in exchange for 15,750,000 shares of the Company’s common stock, par value $0.001.

Following the acquisition of V Beverages, we ceased operations of developing mobile apps, the original business of the Company.

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

MaxChater is viewed as the predecessor entity for financial reporting purposes, and Momentous Holdings Corp. is viewed as the successor entity. For purposes of the following discussion and analysis, we compare the combined results of Momentous Holdings Corp. for the 10 months ended May 31, 2019 to the results of MaxChater for the two months ended July 31, 2018 and MaxChater for the twelve months ended May 31, 2018.

Market Opportunity

Large and Growing Global and Domestic Markets

According to the Marketline Global Spirits Report 2018 - The global spirits market had total revenues of $677.4bn in 2017, representing a compound annual growth rate (CAGR) of 4.0% between 2013 and 2017.

The United Kingdom spirits market has shown continued growth with a record 51 million bottles of gin worth almost $1.85 billion sold in 2017, an increase of 27% in volume (the equivalent of over 9.5 million bottles) compared to 2016.

The 2017 IWSR report predicts that gin demand in the UK will grow by 37.2% by 2021.

According to Distillery Spirits Council of the United States (“DISCUS”), the U.S. spirits market had total revenues of $26.2 billion in 2017, representing more than a 32% increase since 2010. The domestic market share of spirits compared to beer and wine was at a record 36.6% in 2017, representing more than a 3% gain over beer and wine in terms of market share since 2010.

The market share of “craft” distillers (defined as any producer that bottles less than 100,000 cases annually) has doubled over the last two years, and is projected to reach 8% by 2020.

Key Growth Trends that We Target

Millennials – Are generally defined as individuals born between the early 1980s and the mid 1990s. According to BeverageDaily.com, Millennials value authenticity and experiences and are inspired by travel and like to try new products. Millennials tend to mistrust most advertising, but do pay attention to online marketing, blog recommendation, in-store tastings and food and drink festivals. Millennials tend to drink a broader range of spirit types (vodka, gin, rum, tequila, whiskey) than prior generations, and Millennials consume more expensive spirits than their predecessors. These individuals are often attracted to vintage spirits and cocktails with nostalgic followings, such as the Negroni cocktail.

According to the 2017-2018 BofA Merrill Lynch Global Research Survey, Millennials are shifting their alcohol consumption habits away from beer and wine to spirits. The survey stated that 41% of Millennials now prefer liquor and other spirits as their alcoholic beverage of choice, an increase from the year-earlier period when the figure was 36%. In addition, in 2018 according to DISCUS, sales rose for the eighth consecutive year, driven by Millennials' taste for high-end and super premium spirits.

Craft – The market share of “craft” distillers (defined as any producer that bottles less than 100,000 cases annually) has more than doubled over the last five years, and is projected to reach 8% by 2020, according to the American Distilling Institute. According to Grand View Research, the global craft spirits market is expected to grow at a compound annual growth rate of 33.4% from 2017 to 2025, owing to growing consumer tastes and preferences towards unconventional and experimental alcoholic beverages.

High-End and Super-Premium – The high-end and super-premium spirit products, across most categories, continue to exhibit strong growth trends, up approximately 7% in 2017.

Our Strategy and Its Implementation

Our objective is to build Momentous into a robust, competitive and profitable alcohol beverage producer, by offering a distinctive portfolio of premium and high-end spirit products and brands that have a strong consumer appeal and following.

Our overall strategies to accomplish that goal include:

●	Product expansion of additional cold distilled eco-friendly alcoholic beverages and Ready-To-Drink cocktails, and alternate recyclable packaging options;
●	Key appointments to Management and Advisory team;
●	Redevelopment of our websites with an up-scaled online store, and subsequently opening a tap room or bar.
●	Development of CBD infused alcoholic products.
●	Foreign and domestic sales and distribution network expansion.

Our Strengths

We believe the following competitive strengths will enable the implementation of our growth strategies:

●	Award Winning Product Line. We design, produce, market and sell handcrafted, award-winning alcohol beverage products with a portfolio consisting of gin, vodka, bitter aperitif and RTD cocktails. In 2018, we entered our Victory Cold Distilled Gin and Victory Bitter into the International Wine and Spirit Competition “IWSC”. Our Victory Cold Distilled Gin scored a Silver medal, with Victory Bitter scoring a Silver Outstanding medal. According to the IWSR, gin demand in the UK will grow by 37.2% by 2021. In addition, the global craft spirits market is expected to grow at a compound annual growth rate of 33.4% from 2017 to 2025, owing to growing consumer tastes and preferences towards unconventional and experimental alcoholic beverages. We believe our modern production techniques, along with a core of recognized products in this growing market will enable us to establish a presence in new geographic markets and enable us to procure additional distributors for our products.

●	Experienced Distiller. Our distiller, Max Chater, we believe is a well regarded distiller, mixologist and industry professional that has important relationships with leading London bars and restaurants. We believe that these relationships have led to and will lead to collaborations and important and lasting direct on-trade customers that will lead to general increased consumer appeal through increased visibility of our brands.

●	Eco-friendly. Our strategy is to produce premium products with minimal impact to the environment through the use of modern technology during production. Our methods help us to conserve energy and reduce water waste whilst delivering what we believe is a superior product. We also focus on environmentally friendly and recyclable packaging to reduce our carbon footprint. We are also looking to employ carbon offsetting in order to meet our carbon neutral status target by the end of 2020.

Our Product Approach

Our approach to our craft spirits involves four important aspects:

●	Commitment to Quality. We design, produce, market and sell handcrafted, award-winning products targeted at growing markets;

●	Authentic Yet Scalable. We believe our approach to production allows us to produce our products at scale while keeping flavor profiles consistent;

●	Unique Talent & Industry Experience. Every product reflects the quality and creativity of our Momentous team with strong industry experience and insight into eco friendly and recyclable market;

●	Core Spirit Portfolio. We believe that we need to focus on our core products in order to attract loyal and enthusiastic customers and major distributors.

Our Products

We design, produce, market and sell the products below under the brand “Victory” below:

●	Victory Cold Distilled Gin. Made in London, using a unique & modern process that conserves energy and reduces water waste. Our chosen botanicals are infused first in alcohol, then in water, and finally cold distilled separately at low temperature under vacuum. These distillates are blended to create our distinctive yet utilitarian gin.

●	Victory Bitter. A modern bitter ‘aperitivo’ spirit; British wheat spirit is infused with botanicals and fruits including gentian root, orange peel, apricot, rosemary, sage and fig. The infusion is blended with an organic, biodynamic wine and minimal sugar. The distinctive red color is achieved naturally through the infusion of hibiscus flowers. Best enjoyed with a premium tonic, plentiful ice, and a zest of lemon; or alternatively as the bitter in a classic cocktail, such as a Spritz or Negroni.

●	Victory Vodka. Made using a previously unexplored botanical - unroasted green-coffee. We’ve partnered with Rob Dunne, Director of Coffee at Old Spike Roastery, and co-founder of Dunnefrankowski Creative Coffee Consultancy. Mr. Dunne ethically sources seasonal, green coffee beans. We cold-distill this highly aromatic and volatile raw ingredient to extract the light, savory, almost vegetal aromatics of this unique botanical. This is something new, an expression of coffee’s most natural essence - yet is not a coffee-flavored product.

●	Victory Pink. A special edition Gin made in collaboration with Minus 8 vineyard. We believe that this product is the first of its kind. Victory Pink is all natural, delicious by default and pink by consequence. The fruity flavor and rosé color come from 8 Brix Verjus Red by Minus 8, a family-owned vineyard in Canada, where they craft exceptional vinegar and Verjus. Verjus is a zeitgeist ingredient, used by chefs and bartenders alike, to achieve balanced sweetness and acidity. Victory Pink presents flavors of spring cherry, cranberry and green plum from the Verjus and of course a wack of fresh Juniper, Orange and Orris.

●	Victory Negroni - Ready To Drink Cocktail. Made with Victory Cold Distilled Gin, Victory Bitter & Sweet Vermouth - a re-imagining of a timeless classic. Less sugar, completely natural, and hand crafted using award winning ingredients. These 100% recyclable pouches are single serve. Simply pour over ice, give it a quick stir, and garnish with a zest of orange.

Production and Supply

There are several steps in the production and supply process for alcohol beverage products. First, all of our spirits products are distilled. This is a multi-stage process that converts basic grain ingredients into alcohol. The next process is designed to remove all other chemicals, so that the resulting liquid will be odorless and colorless, and have a smooth quality with minimal harshness resulting in a Neutral Grain Spirit (“NGS”). Achieving a high level of purity involves a series of distillations and filtration processes. We currently source our NGS that we further process to add flavor by blending or by adding ingredients (such as fresh botanicals for the Victory Cold Distilled Gin). We bottle in-house using a variety of bottles, eco pouches and KeyKegs.

We rely on a single supplier for NGS. We believe that we have consistent and reliable third party source for spirit product and maintain options for an alternate producer should there be a need to change suppliers.

Intellectual Property

Trademarks are an important aspect of our business. We sell our products under the “Victory” trademark, which we own. Our brand is protected by the Intellectual Property Office trademark registration in the UK where we distribute our brand. The trademark is registered in the name of our subsidiary. In the UK, trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.

Seasonality

Our industry is subject to seasonality with peak retail sales generally occurring at the end of the fourth calendar quarter. This is primarily due to seasonal holiday buying.

Competition

The beverage alcohol industry is highly competitive. We compete on the basis of quality, price, brand recognition and distribution strength. Our premium brands compete with other alcoholic and nonalcoholic beverages for consumer purchases, retail shelf space, restaurant presence and wholesaler attention. We compete with numerous multinational producers and distributors of beverage alcohol products, many of which have greater resources than us.

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today there are eight major companies: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari Milano-S.p.A., and Remy Cointreau S.A.

Our relative capital position and resources may limit our marketing capabilities, limit our ability to expand into new markets and limit our negotiating ability with our distributors.

By focusing on the premium and super-premium segments of the market, which typically have higher margins, we believe we may be able to gain relatively significant attention from distributors for a company of our size. Also, the continued consolidation among the major companies is expected to create an opportunity for small to mid-size wine and spirits companies, such as ourselves, as the major companies contract their portfolios to focus on fewer brands.

Government regulation

We are subject to the jurisdiction of the Her Majesty's Revenue and Customs (“HMRC”) in the UK. As part of our requirements to produce, market and sell alcohol beverage products in the United Kingdom we hold certain licenses issued by HMRC. We believe that we are in material compliance with applicable UK regulations. However, we operate in a highly regulated industry, which may be subject to more stringent interpretations of existing regulations. Future compliance costs due to regulatory changes could be significant.

Employees

As of May 31, 2019, we had 2 full-time employees and 2 part-time employees. Our officers and directors will continue to work for us for the foreseeable future. We anticipate hiring appropriate personnel on an as-needed basis, and utilizing the services of independent contractors as needed.

Geographic Information

Momentous operates in one business – premium beverage alcohol. Momentous’ product categories are gin, vodka and bitter aperitif. We currently sell our products in the United Kingdom with a focus on London, United Kingdom.

Facilities

Our corporate headquarters are currently located in London, United Kingdom. Our corporate address is a professional mail forwarding office where physical office space may be rented on a short-term basis for additional fees.

We lease and occupy approximately 300 square feet of industrial space in Tottenham, London in the United Kingdom. We conduct our business operations, including administrative functions, production, marketing and sales of low carbon, eco-friendly beverages from this location.

Legal Proceedings

We are not currently subject to any material legal proceedings, however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

Corporate History

We were incorporated as Momentous Holdings Corp. on May 29, 2015 in the State of Nevada for the purpose of designing, acquiring and developing mobile apps and mobile software for download by end consumers.

On December 31, 2018, the Company entered into a Share Exchange Agreement with Andrew Eddy (“Owner”), an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages Limited (“V Beverages”), a company organized under the laws of the United Kingdom (the “Share Exchange Agreement”). V Beverages in turn owns 100% of the issued and outstanding capital shares of MaxChater Ltd. (“MaxChater”), a company organized under the laws of the United Kingdom, which it acquired on August 1, 2018. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital shares of V Beverages (the “Target Shares”). Upon the closing of the transactions under the Share Exchange Agreement, the Owner transferred the Target Shares to the Company in exchange for 15,750,000 shares of the Company’s common stock, par value $0.001.

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

MaxChater is viewed as the predecessor entity for financial reporting purposes, and Momentous Holdings Corp. is viewed as the successor entity. For purposes of the following discussion and analysis, we compare the combined results of Momentous Holdings Corp. for the 10 months ended May 31, 2019 to the results of MaxChater for the two months ended July 31, 2018 and MaxChater for the twelve months ended May 31, 2018.

Item 1A.     Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

If our products and brands do not achieve more widespread consumer acceptance, our growth may be limited.

Although our products and brand have achieved acceptance in the London, most of our products and brand are early in their growth cycle and have not achieved extensive national brand recognition. Also, brands we may develop and/or acquire in the future are unlikely to have established extensive brand recognition. Accordingly, if consumers do not accept our brands, we will not be able to penetrate our markets and our growth may be limited.

We have incurred significant operating losses every quarter since our inception and there can be no assurances that we will cease to incur operating losses in the future.

We may incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. Our cash needs may exceed our income from sales for the foreseeable future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment therein. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We may continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company. For the years ended May 31, 2019 (successor) and 2018 (predecessor), we reported a total comprehensive loss of $133,412 and $21,316 respectively. As of May 31, 2019, we had an accumulated stockholders’ deficit of $106,528.

We may require additional capital, which we may not be able to obtain on acceptable terms. Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations.

We have limited capital compared to other companies in our industry. This may limit our operations and growth, including our ability to continue to develop existing brands, service our debt obligations, maintain adequate inventory levels, fund potential acquisitions of new brands, penetrate new markets, attract new customers and enter into new distribution relationships. If we have not generated sufficient cash from operations to finance additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and either unavailable or cost prohibitive, our operations and growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace.

We depend on a limited number of third-party suppliers for the sourcing of all of our products. These suppliers consist of third-party producers in the UK and the EU. We do not have long-term written agreements with any of our suppliers. The termination of our agreements/relationships or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

If we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, our growth will be limited, and, even if additional brands are acquired, we may not realize planned benefits due to integration difficulties or other operating issues.

A component of our growth strategy may be the acquisition of additional brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited. Also, even if we are successful in acquiring additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize operating and economic efficiencies or other planned benefits with respect to, those additional brands. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include:

●        Difficulties in assimilating acquired operations or products;

●        Unanticipated costs that could materially adversely affect our results of operations;

●        Negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

●        Diversion of management’s attention from other business concerns;

●        Adverse effects on existing business relationships with suppliers, distributors and retail customers;

●        Risks of entering new markets or markets in which we have limited prior experience; and

●        The potential inability to retain and motivate key employees of acquired businesses.

Our ability to grow through the acquisition of additional brands will also be dependent upon the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, third party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

Our failure to protect our trademarks and trade secrets could compromise our competitive position and decrease the value of our brand portfolio.

Our business and prospects depend in part on our, ability to develop favorable consumer recognition of our brands and trademarks. Although we apply for registration of our brands and trademarks, they could be imitated in ways that we cannot prevent. Also, we rely on trade secrets and proprietary know-how, concepts and formulas. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our sales and growth potential.

A failure of one or more of our key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business.

We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping product to customers; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect our business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

Our failure to attract or retain key executive or employee talent could adversely affect our business.

Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. In particular, we rely on the skills and expertise of our Chief Distiller, Max Chater, whom we believe has certain knowledge of our business and industry that would be difficult to replace. If Max Chater or one of our other founders, executive officers or significant employees terminates his employment, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships, and the loss of their services might significantly delay or prevent the achievement of our business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures.

If we fail to manage growth effectively or prepare for product scalability, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the marketing of the products we sell, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

RISKS RELATED TO OUR INDUSTRY

Demand for our products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure, dining and beverage consumption patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations.

A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

●	A general decline in economic or geopolitical conditions;

●	Concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

●	A general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans and stricter laws relating to driving while under the influence of alcohol;

●	Consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

●	Increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

●	Increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax;

●	Inflation; and

●	Wars, pandemics, weather and natural or man-made disasters

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain especially with regard to their appeal to consumers. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

We face substantial competition in our industry and many factors may prevent us from competing successfully.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. The global spirits industry is highly competitive and is dominated by several large, well-funded international companies. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability.

Adverse public opinion about alcohol could reduce demand for our products.

Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption. More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products. This could, in turn, significantly decrease both our revenues and our revenue growth, causing a decline in our results of operations.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

Our industry faces the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

Also, lawsuits have been brought in a number of states alleging that beverage alcohol manufacturers and marketers have improperly targeted underage consumers in their advertising. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time-consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.

Regulatory decisions and legal, regulatory and tax changes could limit our business activities, increase our operating costs and reduce our margins.

Our business is subject to extensive government regulation. This may include regulations regarding production, distribution, marketing, advertising and labeling of beverage alcohol products. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

Also, the distribution of beverage alcohol products is subject to extensive taxation (at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

Contamination of our products and/or counterfeit or confusingly similar products could harm the image and integrity of, or decrease customer support for, our brands and decrease our sales.

The success of our brands depends upon the positive image that consumers have of them. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the distillation and fermentation processes could lead to low beverage quality as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales and operations.

RISKS RELATED TO OUR COMMON STOCK

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely on these exemptions; which may result in a less active trading market for our common stock, making our stock price more volatile.

There is a limited trading market for our common stock and our common stock is subject to volatility risks.

Our common stock is quoted on the OTC Pink market under the symbol “MMNT” and has limited trading history. The OTC Pink market is an inter-dealer market that provides much less oversight and regulation as compared to the major exchanges (NYSE, NASDAQ), and is subject to abuses, volatilities and shorting. Trading on the OTC Pink is frequently highly volatile, with low trading volume. There is currently no broadly followed and established trading market for our common stock. An established trading market for our common stock may never develop, in which case it could be difficult for stockholders to sell their stock. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded. Any last reported sale prices may not be a true market-based valuation of the common stock. We have experienced significant fluctuations in the price and trading volume of our common stock, which may be caused by factors relating to our business and operational results and/or factors unrelated to our company, including general market conditions.

The market price of our common stock may be volatile and subject to fluctuations in response to factors. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

●        Our developing business;

●        Relatively low price per share;

●        Relatively low public float;

●        Variations in quarterly operating results;

●        General trends in the industries in which we do business;

●        The number of holders of our common stock; and

●        The interest of securities dealers in maintaining a market for our common stock.

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and could cause a severe decline in the price of our common stock.

Our common stock is thinly traded, and investors may be unable to sell some or all of their shares at the price they would like, or at all, and sales of large blocks of shares may depress the price of our common stock.

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below $5 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

Our common stock may never be listed on a major stock exchange.

We currently do not satisfy the initial listing standards of a national or other securities exchange and cannot ensure that we will ever satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may continue to be less liquid and the price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of common stock.

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Andrew Eddy, President and Chief Executive Officer of our company and Max Chater, our Chief Distiller, are collectively the beneficial owners of approximately 46.17% of the outstanding shares of our common stock as of May 31, 2019. Accordingly, these two stockholders, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the board of directors to issue up to 75,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control.

Our Articles of Incorporation permits us to issue, without approval from our stockholders, a total of 10,000,000 shares of preferred stock. Our board of directors may determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our board of directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

We face risks related to compliance with corporate governance laws and financial reporting standard.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company’s legal and financial compliance costs and make some activities more time-consuming, burdensome and expensive. Any failure to comply with the requirements of the Sarbanes-Oxley Act of 2002, our ability to remediate any material weaknesses that we may identify during our compliance program, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended May 31, 2019. Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

There are limitations in connection with the availability of quotes and order information on the OTC Markets.

Trades and quotations on the OTC Markets involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

There are delays in order communication on the OTC Markets.

Electronic processing of orders is not available for securities traded on the OTC Markets and high order volume and communication risks may prevent or delay the execution of one’s OTC Markets trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our Common Stock. Heavy market volume may lead to a delay in the processing of OTC Markets security orders for shares of our Common Stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

There is a risk of market fraud on the OTC Markets.

OTC Markets securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTC Markets reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our Common Stock.

There is a limitation in connection with the editing and canceling of orders on the OTC Markets.

Orders for OTC Markets securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets. Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order. Consequently, one may not be able to sell its shares of our Common Stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTC Markets if the stock must be sold immediately. Further, purchasers of shares of our Common Stock may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Markets may not have a bid price for shares of our Common Stock on the OTC Markets. Due to the foregoing, demand for shares of our Common Stock on the OTC Markets may be decreased or eliminated.

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are currently located in London, United Kingdom. Our corporate address is a professional mail forwarding office where physical office space may be rented on a short-term basis for additional fees. This lease has a current monthly lease rate of £175 excluding VAT per month and has a 4 week notice period of termination.

We lease and occupy approximately 300 square feet of industrial space in Tottenham, London in the United Kingdom. We conduct our business operations, including administrative functions, production, marketing and sales of low carbon, eco-friendly beverages from this location. This lease has a current monthly lease rate of £866 excluding VAT per month and has a 2 week notice period of termination.

Our fiscal year end is May 31.

Item 3.        Legal Proceedings

We are not currently subject to any material legal proceedings, however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

Item 4.        Mine Safety Disclosures

Not applicable

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Markets (Pinks Marketplace Tier) under the symbol “MMNT”. Very limited trading of our common stock has occurred during the past two years; therefore, only limited historical price information is available. The following table sets forth the high and low closing bid prices of our common stock (USD) for the last two fiscal years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Stock Dividend

On September 26, 2018, the Company’s Board of Directors approved an increase in the number of the Company’s total issued and outstanding shares of common stock by conducting a stock dividend to its shareholders where every shareholder received six (6) shares of common stock for every one (1) share of common stock held by such shareholder. The share dividend was paid on October 20, 2018, to shareholders of record as of October 12, 2018. As a result of this stock dividend, the Company’s total issued and outstanding shares increased from 4,035,000 to 28,245,000.

2019 Fiscal Quarters (OTC Markets)	High Bid	Low Bid
First quarter	$0.14	$0.14
Second quarter	0.50	0.50
Third quarter	0.60	0.60
Fourth quarter	0.79	0.75

2018 Fiscal Quarters (OTC Markets)	High Bid	Low Bid
First quarter	$–	$–
Second quarter	7.14	7.14
Third quarter	0.29	0.29
Fourth quarter	0.15	0.15

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214 Salt, Lake City, UT, 84121 (Telephone: (801) 274-1088; Fax: (801) 274-1099)

As of December 17, 2019, there were 34,165,000 shares of our common stock outstanding, which were held by approximately 32 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have a stock option or grant plan.

Recent Sales of Unregistered Securities

The following lists set forth information regarding all securities sold or granted by the Registrant within the past three years that were not registered under the Securities Act, and the consideration, if any, received by the Registrant for such securities:

On May 2, 2019, we issued 50,000 shares of common stock for cash in the amount of $0.50 per share for a total of $25,000.

On April 5, 2019, we issued 50,000 shares of common stock for cash in the amount of $0.50 per share for a total of $25,000.

On February 18, 2019, we issued 20,000 shares of common stock for cash in the amount of $0.50 per share for a total of $10,000.

On December 31, 2018, we issued 18,245,000 shares of common stock in relation to the reverse recapitalization and the change of control of Momentous Holdings Corp., net of the cancellation of 10,000,000 shares of a former Director involving no cash payment. These shares were formally cancelled on April 17, 2019.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, general solicitation or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act as stated above. The Registrant believes that the Section 4(a)(2) exemption applies to certain of the transactions described above because such transactions were predicated on the fact that the issuances were made only to investors who (i) confirmed to the Registrant in writing that they are accredited investors, or if not accredited, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of their investment; and (ii) either received adequate business and financial information about the Registrant or had access, through their relationships with the Registrant, to such information. Furthermore, the Registrant affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

Item 6.        Selected Financial Data

Not required for smaller reporting companies.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Result of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Momentous is a modern craft beverage company, founded in 2015 that is based in London, United Kingdom. We design, produce, market and sell handcrafted, award-winning alcohol beverage products with a portfolio consisting of gin, vodka, bitter and ready-to-drink cocktails (“RTD”).

Our strategy is to produce premium products with minimal impact to the environment through the use of modern technology during production. Our methods help us to conserve energy and reduce water waste whilst delivering what we believe is a superior product. We also focus on environmentally friendly and recyclable packaging to reduce our carbon footprint. We are also looking to employ carbon offsetting in order to meet our carbon neutral status target by the end of 2020.

Corporate Information

Our address is 32 Curzon Street, London, W1J 7WS, United Kingdom. Our telephone number is +44-203-871-3051. Our corporate address is a professional mail forwarding office where physical office space may be rented on a short-term basis for additional fees. We conduct our business operations, including administrative functions, production, marketing and sales of low carbon, eco-friendly beverages at our distillery that is based in Tottenham, London in the United Kingdom.

Our corporate website is: www.vbeverages.com. The information on, or that may be, accessed from our website is not part of this annual report.

Our fiscal year end is May 31.

Results of Operations

Successor and predecessor Financial Presentation

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

On August 1, 2018, V Beverages acquired MaxChater for £1 ($1). MaxChater is viewed as the predecessor entity for financial reporting purposes, and Momentous Holdings Corp. is viewed as the successor entity. For purposes of the following discussion, we compare the combined results of Momentous Holdings Corp. for the 10 months ended May 31, 2019 to the results of MaxChater for the two months ended July 31, 2018 and MaxChater for the twelve months ended May 31, 2018.

For the 10 months ended May 31, 2019, the Company (successor) generated total revenues of $133,699 During the two months ended July 31, 2018, MaxChater (predecessor) generated total revenues of $26,067. For the twelve months ended May 31, 2018 MaxChater (predecessor) generated total revenues of $172,732.

For the 10 months ended May 31, 2019 (successor), we experienced a total comprehensive loss of $133,412, as compared to a total comprehensive loss of $18,350 for the two months ended July 31, 2018 (predecessor) and a total comprehensive loss of $21,316 for the twelve months ended May 31, 2018 (predecessor). This primarily resulted from higher operating expenses in the 2019 period, which more than offset the increase in revenues. The higher level of operating expense is partly attributable to higher general and administrative expenses, which is likely to continue given the costs of maintaining the company as a public company.

Our revenues, operating expenses, and net operating loss were as follows:

Revenues

Our revenue for the 10 months ended May 31, 2019 (successor)was $133,699. For the two months ended July 31, 2018 (predecessor) revenue was $26,067. For the twelve months ended May 31, 2018 (predecessor) revenue was $172,732.

Operating Expenses

Our operating expenses for the 10 months ended May 31, 2019 (successor) were $174,628. For the two months ended July 31, 2018 (predecessor) operating expenses were $27,358. For the twelve months ended May 31, 2018 (predecessor) operating expenses were $95,970.

Other Comprehensive Income/(Loss)

Other comprehensive income for the 10 months ended May 31, 2019 (successor) was $4,468. For the two months ended July 31, 2018 (predecessor), other comprehensive income was $2,819. For the twelve months ended May 31, 2018 (predecessor) other comprehensive income was $80.

Total Comprehensive Loss

Our total comprehensive loss for the 10 months ended May 31, 2019 (successor) was $133,412. For the two months ended July 31, 2018 (predecessor) the loss was $18,350. For the twelve months ended May 31, 2018 (predecessor) the loss was $21,316.

The increase in total comprehensive loss is attributable to the change in business focus to the alcohol beverage industry along with increased legal and audit fees.

Liquidity and Capital Resources

As of May 31, 2019 (successor), we had total current assets of $27,871, consisting of cash of $4,840, accounts receivable of $19,547 and prepayments and other receivables of $3,484. We had current liabilities of $184,423 as of May 31, 2019. We therefore had a working capital deficit of $156,552 as of May 31, 2019.

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

Going Concern

Our total current assets were $27,871, consisting of cash of $4,840, accounts receivable of $19,547 and prepayments and other receivables of $3,484. These amounts do not provide adequate working capital for us to successfully operate our business and to service our debt. Expenses incurred to the date of this prospectus are being recorded in our books as they occur. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

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

Item 9.        Changes in and Disagreements with Accountants and Financial Disclosure

Since October 9, 2018, Prager Metis CPAs LLC (“Prager”), has been the Company’s independent registered public accounting firm. On September 10, 2019, the Company’s Board of Directors approved the dismissal of Prager as the Company’s independent registered public accounting firm.

During the period that Prager served as the Company’s independent registered public accounting firm, it did not issue any audit reports concerning the Company’s financial statements for any of its fiscal years.

During the period that Prager served as the Company’s independent registered public accounting firm, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Prager on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Prager would have caused Prager to make reference thereto in its reports.  During the period that Prager served as the Company’s independent registered public accounting firm, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided Prager with a copy of the disclosure it is making herein in response to Item 304(a) of Regulation S-K and requested that Prager furnish the Company with a copy of its letter addressed to the Securities and Exchange Commission (the “SEC”), pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not Prager agrees with the statements related to them made by the Company in this report. Upon the Company’s receipt of Prager’s letter to the SEC, the Company will file an amendment to this annual report and attach a copy of such letter as Exhibit 16.1 hereto.

(b)        On September 10, 2019, the Company engaged MaloneBailey, LLP (“MB”) with offices located in Houston, Texas, as the Company’s independent accountant to audit the Company’s consolidated financial statements and to perform reviews of interim financial statements.  During the fiscal year ended May 31, 2019, and then through September 10, 2019, neither the Company nor anyone acting on its behalf consulted with MB regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by MB on the Company’s consolidated financial statements; or (ii) any matter that was either the subject of a disagreement with Prager or a reportable event with respect to Prager.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2019. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2019 due to a lack of segregation of duties.

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

Under the supervision and with the participation of our Chief Executive Officer, we have evaluated the effectiveness of our internal control over financial reporting as of May 31, 2019, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of May 31, 2019 and identified the following material weaknesses:

1. There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

2. There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended May 31, 2019, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The Company’s executive officers and directors and their respective age as of May 31, 2019 are as follows:

Directors:

Name of Director	Age
Andrew Eddy	36
Andrew Parry	38

Executive Officers as of May 31, 2019:

The following table lists our directors and provides their respective ages and titles as of May 31, 2019:

Name	Age	Title	Director Since
Andrew Eddy	36	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director	2019
Max Chater	31	Chief Operations Officer & Chief Distiller	2019

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Andrew Eddy - President, CEO, Secretary, Chief Financial Officer, Treasurer and Director

Andrew Eddy has been our Chief Executive Officer, Secretary, Chief Financial Officer Treasurer and Director since February 15, 2019.

Mr. Eddy is a well regarded and proven Executive Director, with a wealth of experience within sales, marketing and ecologically friendly business ventures.

From April 2011 to March, 2013, Mr. Eddy worked for Sensation Group, a United Kingdom based national events and publishing group where Mr. Eddy worked primarily as an Editor, and oversaw various events such as large scale festivals.

From March 2013 to March 2015, Mr. Eddy founded and served on the Board of Directors of HW Magazine. He built a readership of 10,000, with a reach of 14 countries and was integral to multiple national events.

In March, 2015, Mr. Eddy joined VGE Ltd as their Sales Director. VGE is a leading United Kingdom based Real Estate development firm at the forefront of the design, development and build of carbon neutral sustainable homes which encompass cutting edge smart control systems and technologies. He has single-handedly driven sales from inception to over $50M during his tenure.

Mr. Eddy has no family relationships with any of the Company’s directors or executive officers, and he has no direct or indirect material interest in any transaction to be disclosed pursuant to Item 404(a) of Regulation S-K.

Max Chater – Chief Operations Officer & Chief Distiller

Max Chater has been our Chief Operations Officer & Chief Distiller since June 10, 2019.

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

Mr. Chater is responsible for all design assets and photography for MaxChater Ltd. and V Beverages Limited.

Mr. Chater has no family relationships with any of the Company’s directors or executive officers, and he has no direct or indirect material interest in any transaction to be disclosed pursuant to Item 404(a) of Regulation S-K.

Andrew Parry – Non-Executive Director

Andrew Parry has been a Non-Executive Director since February 12, 2019.

Mr. Parry is a classically trained Chef with extensive experience within the brewery, pub, restaurant, bar and hotel trade across Europe.

From April, 2012 to July, 2013, Mr. Parry was the General and Operational Manager for the Thwaites Brewery owned Sportsman's.

From August, 2013 to June, 2016, Mr. Parry was responsible for the management of the Hanmer Hotel, a boutique hotel with conferencing, function and restaurant facilities.

Since July 2016, Mr. Parry has primarily overseen investments in the food & beverage industry, and industry interests across Europe, primarily in the United Kingdom and Greece. Mr. Parry also provides industry related management services on an ad-hoc basis.

Mr. Parry has no family relationships with any of the Company’s directors or executive officers, and he has no direct or indirect material interest in any transaction to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

Code of Ethics.  We have not adopted a Code of Ethics for our principal executive and financial officer.

Item 11.     Executive Summary and Compensation

Executive Compensation

Name and Position	Fiscal Year	Salary	Bonus	Other annual Compensation	Restricted Stock Award (s)	Securities Underling Options	LTIP Payouts	All other Compensation
Andrew Eddy	2019	$6,301	0	0	0	0	0	$0
Max Chater	2019	$45,135	0	0	0	0	0	$0

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2019 by:

∙	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

∙	each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders set forth below is 32 Curzon Street, London, W1J 7WS, United Kingdom.

NAME	TOTAL SHARES OWNED	PERCENTAGE
Andrew Eddy	10,632,750	31.17%
Max Chater	5,117,250	15.0%

Item 13.     Certain Relationships and Related Transactions and Director Independence

During fiscal year 2019, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 9 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	The Officers and Directors; Any person proposed as a nominee for election as a director;

●	Any other person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

●	Any relative or spouse of any of the foregoing persons who have the same house as such person; and

●	Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

Item 14.     Audit fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended May 31, 2019 and May 31, 2018, were approximately $29,955 and $7,200 respectively.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended May 31, 2019 and 2018 were $0 and $1,300 respectively.

All other fees

There were no fees billed for other products or services provided by our principal accountant for 2019 or 2018.

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

MOMENTOUS HOLDINGS CORP.
(Name of Registrant as Specified in Charter)

By:	/s/ Andrew Eddy
Name: Andrew Eddy Title: Chief Executive Officer

Date: December 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of December, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Andrew Eddy	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director
Andrew Eddy

/s/ Andrew Parry	Director
Andrew Parry

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4	101	XBRL Reports

CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Momentous Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Momentous Holdings Corp. and its subsidiaries (collectively, the “Company”) as of May 31, 2019 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period from August 1, 2018 through May 31, 2019, and the related notes and we have audited the accompanying balance sheet of Max Chater Ltd (the “Predecessor”) as of May 31, 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the period from June 1, 2018 through July 31, 2018 and for the year ended May 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019, and the results of their operations and their cash flows for the period from August 1, 2018 through May 31, 2019, and the financial position of the Predecessor as of May 31, 2018 and the results of its operations and its cash flows for the period from June 1, 2018 through July 31, 2018, and for year ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s and the Predecessor’s management. Our responsibility is to express an opinion on the Company’s and the Predecessor’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company and the Predecessor are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's and the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2019.

Houston, Texas

December 18, 2019

Momentous Holdings Corp.

Consolidated Balance Sheets

	May 31,	May 31,
	2019	2018
	(Successor)	(Predecessor)
ASSETS
Current Assets
Cash	$4,840	$4,803
Accounts receivable	17,309	11,867
Accounts receivable from related party	2,238	14,004
Prepaid expenses and other	3,484	1,345
Total Current Assets	27,871	32,019

Intangible asset	48,125	–
Property and equipment, net of accumulated depreciation of $1,971 and $1,057, respectively	1,899	3,676

TOTAL ASSETS	$77,895	$35,695

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$10,470	$16,234
Due to related parties	96,615	–
Short term borrowings	17,424	19,962
Other accrued expenses and liabilities	59,914	30,732
Total Current Liabilities and Total Liabilities	184,423	66,928

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,115,000 issued and outstanding as of May 31, 2019; Common stock, $1.29 par value, 100 shares authorized; 100 shares issued and outstanding as of May 31, 2018	34,115	129
Additional paid-in capital	7,807	–
Accumulated deficit	(152,605)	(31,725)
Accumulated other comprehensive income	4,155	363
Total Stockholders' Deficit	(106,528)	(31,233)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77,895	$35,695

The accompanying notes are an integral part of these consolidated financial statements.

Momentous Holdings Corp.

Consolidated Statements of Operations And Other Comprehensive Loss

	August 1, 2018	June 1, 2018	Year
	through	through	Ended
	May 31,	July 31,	May 31,
	2019	2018	2018
	(Successor)	(Predecessor)	(Predecessor)

Revenues

Sales	$131,328	$23,938	$70,755
Sales to related party	2,371	2,129	101,977
	133,699	26,067	172,732
Cost of goods sold	(104,777)	(22,559)	(124,794)
Gross Profit	28,922	3,508	47,938

Operating Expenses
General and administrative expenses	(170,298)	(26,949)	(90,933)
Selling and distribution expenses	(4,330)	(409)	(5,037)
Total Operating Expenses	(174,628)	(27,358)	(95,970)

Operating Loss	(145,706)	(23,850)	(48,032)

Other income	8,491	2,681	26,825
Interest expense	(665)	–	(189)

Loss before income taxes	(137,880)	(21,169)	(21,396)

Income Taxes	–	–	–

Net Loss	$(137,880)	$(21,169)	$(21,396)

Other Comprehensive Income
Foreign currency translation adjustment	4,468	2,819	80
Total Comprehensive Loss	$(133,412)	$(18,350)	$(21,316)

Net Loss per Share: Basic and Diluted	$0.01	$211.69	$213.96

Weighted Average Number of Shares Outstanding: Basic and Diluted	24,802,541	100	100

The accompanying notes are an integral part of these consolidated financial statements.

Momentous Holdings Corp.

Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stakeholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

PREDECESSOR
Balances, May 31, 2017	100	$129	$–	$(10,329)	$283	$(9,917)

Net loss	–	–	–	(21,396)	–	(21,396)
Foreign currency translation adjustment	–	–	–	–	80	80

Balances, May 31, 2018	100	129	–	(31,725)	363	(31,233)

Net loss	–	–	–	(21,169)	–	(21,169)
Foreign currency translation adjustment	–	–	–	–	2,819	2,819

Balances, July 31, 2018	100	$129	$–	$(52,894)	$3,182	$(49,583)

SUCCESSOR
Balances, July 31, 2018	15,750,000	$15,750	$(15,750)	$(14,725)	$(313)	$(15,038)

Net loss	–	–	–	(137,880)	–	(137,880)
Reverse recapitalization	18,245,000	18,245	(36,323)	–	–	(18,078)
Issuance of common stock issued for cash	120,000	120	59,880	–	–	60,000
Foreign currency translation adjustment	–	–	–	–	4,468	4,468

Balance, May 31, 2019	34,115,000	$34,115	$7,807	$(152,605)	$4,155	$(106,528)

The accompanying notes are an integral part of these consolidated financial statements

Momentous Holdings Corp.

Statements of Consolidated Cash Flows

	August 1, 2018	June 1, 2018	Year
	through	through	Ended
	May 31,	July 31,	May 31,
	2019	2018	2018
	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(137,880)	$(21,169)	$(21,396)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,971	265	694
Loss on goodwill impairment	49,581	–	–
Changes in assets and liabilities:
Accounts payable	2,501	747	16,234
Accounts receivable - third party	597	(6,276)	(9,509)
Accounts receivable - related party	3,997	8,006	(5,433)
Prepaid expenses	(3,378)	1,239	1,599
Accrued expenses	9,485	155	(3,268)
Taxes payable	17,531	5,107	2,848
Net cash used in operating activities	(55,595)	(11,926)	(18,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,280)	(3,179)	(3,378)
Cash received on reverse merger	196	–	–
Net cash used in investing activities	(1,084)	(3,179)	(3,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	60,000	–	–
Loans advanced	11,573	–	19,962
Loans repaid	(9,132)	–	–
Related party loans advanced	1,515	–	–
Bank overdraft	–	7,481	–
Related party loans repaid	(5,225)	–	–
Net cash provided by/(used in) financing activities	58,731	7,481	19,962

Effect of exchange rate changes on cash	2,590	2,821	79

Changes in cash	4,642	(4,803)	(1,568)

Cash at beginning of year/period	198	4,803	6,371

Cash at end of year/period	$4,840	$–	$4,803

Significant Non-Cash Investing and Financing Transactions
Common stock issued in reverse merger, net of cash received	$18,078	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

May 31, 2019

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

We were incorporated as Momentous Holdings Corp., “the Company”, on May 29, 2015 in the State of Nevada for the purpose of designing, acquiring and developing mobile apps and mobile software for download by end consumers.

On August 1, 2018, V Beverages Limited. acquired MaxChater Ltd. For £1. MaxChater Ltd. Is the operating entity in the transaction and is therefore viewed as the predecessor entity for financial reporting purposes, and V Beverages Limited is viewed as the successor entity. The acquisition of MaxChater by V Beverages was accounted for using the acquisition method of accounting, and the excess of the consideration paid over the net liabilities acquired, representing goodwill on acquisition, was fully impaired at the date of the transaction, as further described in Note 10.

On December 31, 2018, the Company entered into a Share Exchange Agreement with Andrew Eddy (“Owner”), an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages Limited (“V Beverages”), a company organized under the laws of the United Kingdom (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital shares of V Beverages (the “Target Shares”). Upon the closing of the transaction under the Share Exchange Agreement, the Owner transferred the Target Shares to the Company in exchange for 15,750,000 shares of the Company’s common stock, par value $0.001. The board members of the Company were replaced with those of V Beverages at the date of the transaction.

The transaction has been accounted for as a reverse merger and recapitalization, whereby V Beverages is considered to be the accounting acquirer and became a wholly-owned subsidiary of the Company. V Beverages is considered to be the accounting acquirer following the replacement of the Momentous Holdings Corp. board and management by V Beverages management and board member. Following the reverse merger we ceased operations of our app, the original business of the Company.

The consolidated financial statements for the period ended May 31, 2019 and as at that date (successor) comprise the financial statements of Momentous Holdings Corp. for the period from January 1, 2019 to May 31, 2019, together with the financial statements of V Beverages Limited and MaxChater Ltd. For the period from August 1, 2018 to May 31, 2019.

The financial statements for the period ended July 31, 2018 (predecessor – separated by black bar) comprise the financial statements of MaxChater Ltd. For the period from June 1, 2018 to July 31, 2018.

The financial statements for the period ended May 31, 2018 and as at that date (predecessor – separated by black bar) comprise the financial statements of MaxChater Ltd. For the year ended May 31, 2018.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $156,552, a total stockholders’ deficit of $106,528 at May 31, 2019 (successor) and accumulated losses at that date of $152,605. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. Management will commence finance raising activities following the completion of the 10-K in order to provide working capital for the foreseeable future.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

The consolidated balance sheets as at May 31, 2019 (successor) comprise the consolidated net assets and equity of Momentous Holdings Corp, V Beverages Limited and MaxChater Ltd. The consolidated balance sheets as at May 31, 2018 (predecessor) consists of the net assets and equity of MaxChater Ltd.

The consolidated statements of operations and other comprehensive loss and statements of cash flows for the period ended July 31, 2018 (predecessor – separated by black bar) comprise the financial statements of MaxChater Ltd for the period from June 1, 2018 to July 31, 2018.

The consolidated statements of operations and other comprehensive loss and statements of cash flows for the period ended May 31, 2018 (predecessor – separated by black bar) comprise the financial statements of MaxChater Ltd for the year ended May 31, 2018.

The consolidated statements of operations and other comprehensive loss and statements of cash flows for the period ended May 31, 2019 (successor) comprise the financial statements of Momentous Holdings Corp. for the period from January 1, 2019 to May 31, 2019, together with the financial statements of V Beverages Limited and MaxChater Ltd. for the period from August 1, 2018 to May 31, 2019. All significant inter-company balances and transactions have been eliminated upon consolidation.

The consolidated statements of changes in stockholders' deficit presents the changes in equity of MaxChater Ltd from May 31, 2017 through August 1, 2018 (predecessor). Separated by black bar is the changes in consolidated equity of Momentous Holdings Corp. for the period from January 1, 2019 to May 31, 2019, together with V Beverages Limited and MaxChater Ltd. for the period from August 1, 2018 to May 31, 2019 (successor).

Principles of Consolidation

Our consolidated financial statements include the financial statements of Momentous Holdings Corp, together with the financial statements of V Beverages Limited and MaxChater Ltd, presented in accordance with the basis of preparation note. All significant intercompany balances and transactions have been eliminated in full.

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

As at May 31, 2019 (successor) and May 31, 2018 (predecessor), we had no other cash equivalents.

Revenue Recognition

Effective April 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606") using the retrospective application method. Our revenue (referred to in our financial statements as “sales”) consists primarily of the sale of spirits produced and sold in the UK. Sales of products are for cash or otherwise agreed-upon credit terms. Our payment terms vary by location and customer, however, the time period between when revenue is recognized and when payment is due is not significant. Our customers consist primarily of individuals, bars and restaurants.

In developing our revenue recognition accounting policy, we considered the following steps:

•	Identify the contract: the company has no supply contracts with customers, revenue is earned on the basis of sales of spirits for cash or on credit terms. Sales are made subject to the retail laws of the UK.
•	Identify the performance obligations: the company is obliged to deliver spirts to a customer based on that customer’s order.
•	Determine the transaction price: the retail price of the spirits sold.
•	Allocate the transaction price to the performance obligations / recognise revenue when the performance obligation is satisfied: sales are recognized at the point the goods are delivered, which is the point when the performance obligation is satisfied.

Management has concluded that our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution and shipping terms. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part.

Our other revenue generating activities include the sale of branded merchandise, hosting of 'pop up' events and white labelling for certain customers. We have evaluated these other revenue generating activities under the disaggregation disclosure criteria outlined within the amended guidance and concluded that these other revenue generating activities are immaterial for separate disclosure.

Revenue is also shown net of Value Added Tax ('VAT') payable to the UK tax authority on the sale of products.

Accounts receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information.

Inventory

Inventory is stated at the net realizable value using the first-in, first-out method. Inventory consists primarily of Neutral Grain Spirits and packaging materials. Due to the nature of the Company’s production, inventory held is a negligible amount and the company did not record any allowance for slow moving or obsolete inventory as of each reporting end.

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

Goodwill and intangible assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill and intangible asset impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting units goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting units goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

As a result of the acquisition of MaxChater, the Company impaired the goodwill arising of $49,581 on the basis that there were insufficient discounted future cash flows to support the carrying value (Note 10).

The ‘Victory’ brand intangible asset is recorded at the fair value of the consideration paid and the Company has concluded there is no impairment on the basis that this asset is central to the Company’s business. Further details are provided in Note 4.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Impairment of long lived assets

In accordance with ASC 360-10, Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The company has fully impaired the goodwill arising on acquisition of Max Chater (Note 10). The ‘Victory’ brand intangible asset is recorded at the fair value of the consideration paid and the Company has concluded there is no impairment (Note 4).

Basic and Diluted/Net Loss Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report. The company does not have any outstanding dilutive securities during the reporting period.

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

Fair value of financial instruments

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2019, August 1, 2018 or May 31, 2018. Cash is considered to be highly liquid and easily tradable and therefore classified as Level 1 within our fair value hierarchy.

Management believes the carrying amounts of accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, and other liabilities reflected in the financial statements approximate fair value at due to the relatively short-term nature of these instruments.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, a lessee will recognize assets and liabilities on its balance sheet for most leases, but will recognize expense similar to current lease accounting guidance. Additionally, this guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted this guidance on January 1, 2019 which has had no material impact on the financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805)-Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Adoption of this standard had no material impact on the financial statements.

From time to time other new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 4 - INTANGIBLE ASSET

The intangible asset of $48,125 represents the cost of the ‘Victory’ brand acquired by V Beverages from a related party in November 2017 under the terms of a Trademark Purchase Agreement. This Agreement states that the total value of the transaction was £38,188 ($48,125) in the form of a credit note plus 10% common stock of the parent company (Momentous Holdings Corp) that is undilutable until $1,000,000 of investment is made into Momentous Holdings Corp. This balance was due for repayment in two equal installments by August 2, 2019 without interest, however the terms of the credit note have been extended until February 2020.

Management considers the useful life of the brand intangible not to be limited or restricted, and therefore its useful life is indefinite. Accordingly, the intangible asset will not be amortised but would be tested annually for impairment.

In reaching this conclusion, management considered the following factors:

The intangible asset is a brand which already exists and was registered with the UK Intellectual Property Office (UKIPO) before the company acquired it. Therefore the useful life does not include any period of time to develop it and comprises only the time over which the company expects the intangible asset to contribute to the Company’s cash flows.

The Company does not expect to sell the intangible asset before it is consumed. The Victory trademark is the Company’s sole brand name, without which it could not operate. In the future, if any additional brand is acquired or if the Company changes its business strategy, an impairment review would be conducted of the intangible asset and a decision taken to redesignate it as having a finite life. In that case the intangible asset would be amortised over the period it is expected to contribute to cash flows. But that is a hypothetical situation at this time.

The brand’s existing registration with the UKIPO will be renewed within the next 5 years, thereafter it will be renewed again every 10 years. Registration of the brand is not mandatory and was made to protect the brand. The company has ‘common law’ rights under English law to use it without it being formally registered.

NOTE 5 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	May 31, 2019 (Successor)	May 31, 2018 (Predecessor)
Equipment	$3,870	$4,733
Less accumulated depreciation	(1,971)	(1,057)
Equipment, net	$1,899	$3,676

Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $1,971, $265 and $694 for the period ended May 31, 2019 (successor), period ended July 31, 2018 (predecessor) and year ended May 31, 2018 (predecessor), respectively.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable comprised the following:

	May 31, 2019 (Successor)	May 31, 2018 (Predecessor)
Amounts due from third parties	$23,901	$11,867
Allowance for bad and doubtful debts	(6,592)	–
	17,309	11,867
Amounts due from related parties	2,238	14,004
	$19,547	$25,871

NOTE 7 – DEBT

Short term borrowings from related parties at May 31, 2019 (successor) include an amount of $48,125 due in respect of the purchase of the ‘Victory’ brand acquired in November 2017 (see details in Note 4). This balance was due for repayment in two equal installments by August 2, 2019 without interest, however the terms of the credit note have been extended until February 2020.

Other borrowings comprise a bank loan of $11,573 which was advanced on August 2, 2018 and which bears interest at a commercial interest rate. As at May 31, 2019 the Company had repaid $9,132 of the bank loan and the balance due was $2,390.

During the period ended May 31, 2018 (predecessor) an amount of $19,962 was loaned to Max Chater Ltd by V Beverages Limited prior to the acquisition of Max Chater by V Beverages. This loan was advanced by V Beverages in March 2018 and was unsecured, non-interest bearing and payable on demand.

NOTE 8- INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 21% for the periods ended May 31, 2019, July 31, 2018 and May 31, 2018 to the Company’s effective tax rate is as follows:

	August 1- May 31, 2019 (Successor)	June 1- July 31, 2018 (Predecessor)	June 1, 2017 May 31, 2018 (Predecessor)
Income tax benefit at statutory rate	$48,050	$–	$–
Change in valuation allowance	(48,050)	–	–
Income tax provision	$–	$–	$–

As at May 31, 2019, the Company has approximately $228,810 of cumulative net operating losses (“NOL”) carried   forward to offset taxable income, if any, in future years with no expiry date. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

We also considered the effect of U.S. Internal Revenue Code (Code) Section 382 on our ability to utilize existing net operating loss and tax credit carryforwards. Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code. We experienced an ownership change on December 31, 2018 and management continues to evaluate the application of the Code to our net operating losses which may potentially be limited.

The U.S. Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%. The Company's deferred tax assets were calculated to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%.

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in the United Kingdom related to the procurement of merchandise and/or services it acquires and/or on sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, this creates a VAT payable to the government. If the input VAT exceeds the output VAT, this creates a VAT receivable from the government. The VAT tax return is filed on a monthly basis offsetting the payables against the receivables.

The Company is part of a simplified ‘flat-rate’ VAT scheme and pays VAT at the rate of 8% on its sales instead of applying the standard rate of VAT of 20% to sales and expenses and paying or reclaiming the net difference. The company has disclosed ‘other income’ of $8,491, $2,681 and $26,825 as being the effect of applying the flat rate VAT scheme for the periods ended May 31, 2019 (successor), August 1, 2018 (predecessor) and May 31, 2018 (predecessor), respectively.

Taxes due and payable are $49,246 and $26,608 as of May 31, 2019 (successor) and 2018 (predecessor), respectively. The taxes relate to United Kingdom VAT and payroll-related taxes.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the period ended May 31, 2019 (successor), amounts loaned by the directors to the Company were $1,515 and amounts repaid to the Company by the directors were $5,225.

In addition to the other balances and transactions with related parties disclosed in Notes 4, 6 and 7, as of May 31, 2019 and May 31, 2018, the total amounts due to directors was $48,489 and $0, respectively. The amounts loaned by the directors are unsecured, non-interest bearing, and due on demand.

In addition to amounts due to current directors, as of May 31, 2019 (successor) and May 31, 2018 (predecessor), the amount due to James Horan a former director was $9,873 and $0, respectively. The amount loaned is unsecured, non-interest bearing, and due on demand.

During the period ended May 31, 2019 (successor), the Company invoiced and sold products, totaling $2,371 to one related party, The Drafthouse, which is considered to be a related party due to there being a common significant shareholder with Momentous Holdings Corp. During the period ended July 31, 2018 (predecessor) the Company sold products totaling $2,129 to this same related party. During the year ended May 31, 2018 (predecessor) the Company invoiced and sold products totaling $101,977 to The Drafthouse.

Accounts receivable balances from The Drafthouse were $2,238, and $14,004 at May 31, 2019 (successor), and May 31, 2018 (predecessor), respectively.

NOTE 10 – ACQUISITION OF MAX CHATER LIMITED

On August 1, 2018, V Beverages Limited acquired MaxChater Ltd. for a nominal sum of £1. The fair value of net liabilities of Max Chater at the date of the acquisition was $49,582 and no other intangible assets other than goodwill arising on the acquisition. The Company determined that the carrying value of the goodwill should be fully impaired to $Nil and, accordingly, the goodwill was expensed in full on August 2, 2018 (successor).

The fair value of the net liabilities acquired are as follows:

Tangible fixed assets - net book amount	$6,588
Accounts receivable	24,137
Other receivable	106
Assets	30,831

Accounts payable	1,127
Overdrafts and loans	7,760
Taxes payable	31,710
Wages payable	4,477
Other payables	519
Loans and advances by V Bev	34,820
Liabilities	80,413

Net liabilities	(49,582)
Fair value adjustment	0
Fair value of net liabilities acquired.	(49,582)

Consideration	1

Goodwill	$49,581

NOTE 11 – CAPITAL STOCK

On May 2, 2019, we issued 50,000 shares of common stock for cash in the amount of $0.50 per share for a total of $25,000.

On April 5, 2019, we issued 50,000 shares of common stock for cash in the amount of $0.50 per share for a total of $25,000.

On February 18, 2019, we issued 20,000 shares of common stock for cash in the amount of $0.50 per share for a total of $10,000.

On December 31, 2018, we issued 18,245,000 shares of common stock in relation to the reverse recapitalization and the change of control of Momentous Holdings Corp., net of the cancellation of 10,000,000 shares of a former Director involving no cash payment. These shares were formally cancelled on April 17, 2019.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company operated from rent-free premises in Central London until March 26, 2018 when the Company leased approximately 300 square feet of industrial space in Tottenham, London in the United Kingdom for approximately $400 per month. which was cancelable by either party with one months notice The Company also purchased a shipping container for additional space on location.

The company incurred no rental costs for the shipping container.

On April 26, 2019, the Company entered into an agreement with a third party for the sale and leaseback of the shipping container in the amount of $2,223. Rental payment after usage of the credit from the sale and leaseback of the shipping container was agreed at $1,090 per month. On November 1, 2019, the Company relinquished the 300 square feet of industrial space and has solely retained the shipping container at a reduced rental of approximately $410 per month which is cancelable by either party with two weeks notice.

The rental expense for the period ended May 31, 2019 (successor) was $5,719, for the period ended July 31, 2018 (predecessor) was $3,891 and for the year ended May 31, 2018 (predecessor) was $492.

NOTE 13 – CONCENTRATION

During the period ended May 31, 2019 (successor), total cost of goods sold was $104,776 of which $62,249 or 59% was paid to two non-related suppliers of Neutral Grain Spirits (NGS). During the period ended July 31, 2018 (predecessor), total cost of goods sold was $22,559 of which $19,766 or 87% was paid to one non-related supplier of NGS. During the year ended May 31, 2018 (predecessor), total cost of goods sold was $124,794 of which $119,181 or 95% was paid to one non-related supplier of NGS.

During the period ended May 31, 2019 (successor), the Company invoiced and sold products, totaling $33,564, or 26% of total non-related party sales, to two non-related parties. During the period ended July 31, 2018 (predecessor) the company sold products totaling $13,455 or 56% to three non-related parties. During the year ended May 31, 2018 (predecessor) the company invoiced and sold products totaling $18,879 or 27% of total non-related party revenue, to two non-related parties. The accounts receivable balances in respect of these non-related parties were $9,581, $7,878 and $Nil at May 31, 2019 (successor), August 1, 2018 (predecessor) and May 31, 2018 (predecessor), respectively.

Refer to Note 9 for details of sales to related parties.

NOTE 14 – SUBSEQUENT EVENTS

 On August 2, 2019, we entered into a new £20,000 ($24,250) bank overdraft facility with an effective rate of 12.22 per cent per annum which is personally guaranteed by one of the Company’s directors. The Facility does not have a fixed or minimum duration but may be cancelled by the bank at any time.

On August 8, 2019, we issued 40,000 shares of common stock for cash in the amount of $0.375 per share for a total of $15,000.

On October 17, 2019, we issued 10,000 shares of our common stock to one of our independent service providers as partial compensation for continued service and deferment of payment owed by the Company for prior services rendered.

