Form 10-Q
period 2019-08-31
MOMENTOUS HOLDINGS CORP.
filed 2020-01-08
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2019

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

Registrant's telephone number, including area code:   +44 203 871 3051

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,165,000 shares as of January 7, 2020.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Momentous Holdings Corp. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	August 31,	May 31,
	2019	2019
ASSETS
Current Assets
Cash	13,009	4,840
Accounts receivable	20,444	17,309
Accounts receivable from related party	–	2,238
Prepaid expenses and other	936	3,484
Total Current Assets	$34,389	$27,871

Intangible asset	46,524	48,125
Property and Equipment, net of accumulated depreciation of $2,271 and $1,971 respectively	1,470	1,899

TOTAL ASSETS	$82,383	$77,895

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	32,798	10,470
Due to related parties	93,122	96,615
Short term borrowings	5,677	17,424
Other accrued expenses and liabilities	67,359	59,914
Total Current Liabilities and Total Liabilities	$198,956	$184,423

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,155,000 and 34,115,000 shares issued and outstanding as of August 31, 2019 and May 31, 2019, respectively	34,155	34,115
Additional paid-in capital	22,767	7,807
Accumulated deficit	(178,159)	(152,605)
Accumulated other comprehensive income	4,664	4,155
Total Stockholders' Deficit	(116,573)	(106,528)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$82,383	$77,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Operations and Others Comprehensive Loss (unaudited)

	June 1, 2019	August 1, 2018	June 1, 2018
	through	through	through
	August 31,	August 31,	July 31,
	2019	2018	2018
	(Successor)	(Successor)	(Predecessor)

Revenues
Sales	$60,684	$8,829	$23,938
Sales to related party	–	286	2,129
	60,684	9,115	26,067
Cost of goods sold	(32,314)	(630)	(22,559)
Gross Profit	28,370	8,485	3,508

Operating Expenses
General and administrative expenses	(55,986)	(60,816)	(26,949)
Selling and distribution expenses	(1,364)	(454)	(409)
Total Operating Expenses	(57,350)	(61,270)	(27,358)

Operating Loss	(28,980)	(52,785)	(23,850)

Other income	4,427	–	2,681
Interest expense	(1,001)	(27)	–

Loss before income taxes	(25,554)	(52,812)	(21,169)

Income Taxes	–	–	–

Net Loss	$(25,554)	$(52,812)	$(21,169)

Other Comprehensive Income
Foreign currency translation adjustment	509	1,931	2,819
Total Comprehensive Loss	$(25,045)	$(50,881)	$(18,350)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(211.69)

Weighted Average Number of Shares Outstanding: Basic and Diluted	34,125,435	15,750,000	100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stakeholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
PREDECESSOR
Balance, May 31, 2018	100	$129	–	$(31,725)	$363	$(31,233)

Net loss	–	–	–	(21,169)	–	(21,169)
Foreign currency translation adjustment	–	–	–	–	2,819	2,819

Balance, July 31, 2018	100	129	–	(52,894)	3,182	(49,583)

SUCCESSOR
Balance, July 31, 2018	15,750,000	15,750	(15,750)	(14,725)	(313)	(15,038)

Net loss	–	–	–	(52,812)	–	(52,812)
Foreign currency translation adjustment	–	–	–	–	1,931	1,931

Balance, August 31, 2018	15,750,000	15,750	(15,750)	(67,537)	1,618	(65,919)

Balance, May 31, 2019	34,115,000	34,115	7,807	(152,605)	4,155	(106,528)
Net loss	–	–	–	(25,554)	–	(25,554)
Issuance of common stock for cash	40,000	40	14,960	–	–	15,000
Foreign currency translation adjustment	–	–	–	–	509	509

Balance, August 31, 2019	34,155,000	34,155	22,767	(178,159)	4,664	(116,573)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	June 1, 2019	August 1, 2018	June 1, 2018
	through	through	through
	August 31,	August 31,	July 31,
	2019	2018	2018
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,554)	$(52,812)	$(21,169)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	429	188	265
Loss on goodwill impairment	–	49,581	–
Changes in assets and liabilities:
Accounts payable	22,328	(243)	747
Accounts receivable – third party	(3,135)	4,420	(6,276)
Accounts receivable – related party	2,238	1,918	8,006
Prepaid expenses	2,548	507	1,239
Accrued expenses	4,636	(6,130)	155
Taxes payable	2,809	(4,694)	5,107
Net cash provided by/(used in) operating activities	6,299	(7,265)	(11,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	–	–	(3,179)
Net cash used in investing activities	–	–	(3,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	15,000	–	–
Loans advanced	–	11,573	–
Loans and overdrafts repaid	(11,747)	–	–
Related party loans repaid	(630)	–	–
Bank overdraft	–	–	7,481
Net cash provided by financing activities	2,623	11,573	7,481

Effect of exchange rate changes on cash	(753)	(98)	2,821

Changes in cash	8,169	4,210	(4,803)

Cash at beginning of period	4,840	198	4,803

Cash at end of period	$13,009	$4,408	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

August 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We were incorporated as Momentous Holdings Corp., (“the Company”), on May 29, 2015 in the State of Nevada for the purpose of designing, acquiring and developing mobile apps and mobile software for download by end consumers.

On August 1, 2018, V Beverages Limited. (“V Beverages”), acquired MaxChater Ltd. (“MaxChater”) for £1 ($1). MaxChater is the operating entity in the transaction and is therefore viewed as the predecessor entity for financial reporting purposes, and V Beverages is viewed as the successor entity. The acquisition of MaxChater by V Beverages was accounted for using the acquisition method of accounting, and the excess of the consideration paid over the net liabilities acquired, representing goodwill on acquisition, was fully impaired at the date of the transaction, as further described in the Company’s recently filed Form 10-K.

On December 31, 2018, the Company entered into a Share Exchange Agreement with Andrew Eddy (“Owner”), an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages, a company organized under the laws of the United Kingdom (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital shares of V Beverages (the “Target Shares”). Upon the closing of the transaction under the Share Exchange Agreement, the Owner transferred the Target Shares to the Company in exchange for 15,750,000 shares of the Company’s common stock, par value $0.001. The board members of the Company were replaced with those of V Beverages at the date of the transaction.

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

The consolidated financial statements for the period ended August 31, 2019 and as of that date (successor) comprise the financial statements of Momentous Holdings Corp., together with the financial statements of V Beverages and MaxChater for the period from June 1, 2019 to August 31, 2019.

The financial statements for the period ended August 31, 2018 (successor) comprise the financial statements of V Beverages and MaxChater. for the period from August 1, 2018 to August 31, 2018.

The financial statements for the period ended July 31, 2018 (predecessor – separated by black bar) comprise the financial statements of MaxChater. for the period from June 1, 2018 to July 31, 2018.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended May 31, 2019 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on December 18, 2019.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended May 31, 2019, as reported in the Company’s Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $164,567 a total stockholders’ deficit of $116,573 at August 31, 2019 (successor) and accumulated losses at that date of $178,159. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. Following the recent completion of the 10-K for the year ended May 31, 2019, management expects to raise funds in order to provide working capital for the foreseeable future.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial statements of Momentous Holdings Corp, together with the financial statements of V Beverages and MaxChater, presented in accordance with the basis of presentation footnote. All significant intercompany balances and transactions have been eliminated in full.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 4 - DEBT

Short term borrowings from related parties at August 31, 2019 (successor) include an amount of $46,524 due in respect of the purchase of the ‘Victory’ brand acquired in November 2017. This balance was due for repayment in two equal installments by August 2, 2019 without interest, however the terms of the credit note have been extended until February 2020.

A bank loan of $11,573 was advanced on August 2, 2018 which bears interest at a commercial interest rate. As of May 31, 2019 the Company owed $2,390 on the bank loan and as of August 31, 2019 the Company had repaid the remaining $11,747 balance of the bank loan and reduced the overdraft.

On August 2, 2019, the Company entered into a new £20,000 ($24,250) bank overdraft facility with an effective rate of 12.22 per cent per annum which is personally guaranteed by one of the Company’s directors. The Facility does not have a fixed or minimum duration but may be cancelled by the bank at any time.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2019 (successor) there were no new amounts loaned by the directors, amounts repaid amounted to $630.

The total amounts due to directors as of August 31, 2019 and May 31, 2019 were $46,598 and $48,489, respectively, the change being mainly due to foreign currency translation from GBP in which the loans are denominated. The amounts loaned by the directors are unsecured, non-interest bearing, and due on demand. See Note 4 for other related party note.

In addition to amounts due to current directors, the amount due to James Horan, a former director, was $9,873 as of August 31, 2019 and May 31, 2019. This amount is included in the total due of $46,598 disclosed above. The amount loaned is unsecured, non-interest bearing, and due on demand.

During the period ended August 31, 2019 (successor), the Company invoiced and sold products, totaling $0 to a related party, The Drafthouse, which is considered to be a related party due to there being common significant shareholders with Momentous Holdings Corp. During the period ended August 31, 2018 (successor) the Company sold products to The Drafthouse totaling $286 and during the period ended July, 2018 (predecessor) the Company invoiced and sold products totaling $2,129.

Accounts receivable balances from The Drafthouse were $0, and $2,238 as of August 31, 2019 and May 31, 2019, respectively.

NOTE 6 - CAPITAL STOCK

On August 8, 2019, we issued 40,000 shares of common stock for cash in the amount of $0.375 per share for a total of $15,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company operated from rent-free premises in Central London until March 26, 2018 when the Company leased approximately 300 square feet of industrial space in Tottenham, London in the United Kingdom for approximately $450 per month which was cancelable by either party with one months’ notice The Company also purchased a shipping container for additional space on location.

The company incurred no rental costs for the shipping container.

On April 26, 2019, the Company entered into an agreement with a third party for the sale and leaseback of the shipping container in the amount of $2,223. Rental payment after usage of the credit from the sale and leaseback of the shipping container was agreed at approximately $1,100 per month. On November 1, 2019, the Company relinquished the 300 square feet of industrial space and has solely retained the shipping container at a reduced rental of approximately $410 per month which is cancelable by either party with two weeks notice.

The rental expense for the period ended August 31, 2019 (successor) was $3,270, for the period ended August 31, 2018 (successor) was approximately $450 and for the period ended July 31, 2018 (predecessor) was approximately $900.

NOTE 8 - SUBSEQUENT EVENTS

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

Our Plan for the Next 12 Months

On December 31, 2018, the Company completed the transactions contemplated by a certain Share Exchange Agreement entered into by and between the Company and Mr. Andrew Eddy, an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages, a company organized under the laws of the United Kingdom (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital shares of V Beverages (the “V Beverage Shares”). At the closing of the transactions under the Share Exchange Agreement, Mr. Eddy transferred and sold all of the V Beverage Shares to the Company in exchange for 15,750,000 shares of the Company’s common stock, par value $0.001, which the Company issued on April 17, 2019. Subsequent to the completion the transactions under the Share Exchange Agreement, V Beverages is operated as the Company’s wholly-owned subsidiary.

The Company is focused entirely on the business of its wholly owned subsidiaries. Our Subsidiary, V Beverages owns 100% of the issued and outstanding capital shares of MaxChater, a company organized under the laws of the United Kingdom, which it acquired on August 1, 2018. MaxChater serves as our wholly-owned operating subsidiary that is solely engaged in the business of designing, producing, marketing and selling low carbon, eco-friendly alcoholic beverages.

Momentous Holdings Corp. Group Structure

We are a modern craft beverage company, founded in 2015, that is based in London, United Kingdom. We design, produce, market and sell handcrafted, award-winning alcohol beverage products with a portfolio consisting of gin, vodka, bitter aperitif and ready-to-drink cocktails (“RTD”).

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

The following is a list of milestones we wish to accomplish within the next twelve months.

Secure necessary funding to meet additional expenses of being a public company and to expand operations

Product Development, Facility improvements and Equipment upgrades
Parent Company name change to better reflect new business

Engage in advertising and marketing programs, through both traditional sources and social media
Develop/Complete development of Cannabinoid infused alcoholic beverages

Hire additional skilled employees to complete our team, such as brand ambassadors

Develop an advisory committee to complement the board and employees of the Company

Develop additional corporate governance standards, including formation of independent majority compliance, audit and compensation committees

Continuation of MaxChater annual growth, in terms of both units sold and annual revenues

Our first major milestones are expected to be securing funds and increasing the scale of our production. This is our primary focus. In three years, we hope to have established our brand, products and corporate presence in the United States, and internationally.

Revenue

Revenue (including related party revenue) for the period ended August 31, 2019 (successor) was $60,684, for the period ended August 31, 2018 (successor) was approximately $9,115 and for the period ended July 31, 2018 (predecessor) was approximately $26,067.

Gross profit for the period ended August 31, 2019 (successor) was $28,370, for the period ended August 31, 2018 (successor) was approximately $8,485 and for the period ended July 31, 2018 (predecessor) was approximately $3,508.

Operating Expenses

Operating expenses for the period ended August 31, 2019 (successor) were $57,350, for the period ended August 31, 2018 (successor) were approximately $61,270 and for the period ended July 31, 2018 (predecessor) were approximately $27,358.

Our operating expenses for the periods ended August 31, 2019 and August 31, 2018 consisted of general and administrative expenses and increased due to the increase in operating activities following the acquisition of MaxChater by V Beverages.

Our operating expenses for the period ended July 31, 2018 consisted of general and administrative expenses of MaxChater.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our being a reporting company under the U.S. Securities Exchange Act of 1934.

Net Loss

Net loss for the period ended August 31, 2019 (successor) was $25,554, for the period ended August 31, 2018 (successor) was approximately $52,812 and for the period ended July 31, 2018 (predecessor) was approximately $21,169.

Liquidity and Capital Resources

As of August 31, 2019, we had total current assets of $34,389, consisting of cash of $13,009, accounts receivable of $20,444, and prepaid expenses of $936. We had total current liabilities of $198,956 as of August 31, 2019 consisting of advances from related parties of $93,122, accounts payable of $32,798, taxes payable of $51,467, bank overdraft of $5,677, and other liabilities of $15,892. Accordingly, we had a working capital deficit of $164,567 as of August 31, 2019.

As of May 31, 2019 (successor), we had total current assets of $27,871, consisting of cash of $4,840, accounts receivable of $19,547 and prepayments and other receivables of $3,484. We had current liabilities of $184,423 as of May 31, 2019. We therefore had a working capital deficit of $156,552 as of May 31, 2019.

Operating activities resulted in a net cash inflow of $6,299 for the three months ended August 31, 2019.

Our ability to operate beyond the next twelve (12) months is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Our currently available funds will allow us to operate for another one (1) month. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $164,567, a total stockholders’ deficit of $116,573 at August 31, 2019 and accumulated deficit at that date of $178,159. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The Directors are also in agreement that they will make unsecured loans to the business as necessary until such future funding can be secured.

Off Balance Sheet Arrangements

As of August 31, 2019, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending May 31, 2020, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2019, we issued 40,000 shares of common stock for cash in the amount of $0.375 per share for a total of $15,000.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

SEC Ref. No.	Title of Document

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Reports

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momentous Holdings Corp.

Date:	January 8, 2020

By:	/s/ Andrew Eddy
Andrew Eddy
Title:	Chief Executive Officer, principal financial officer and principal accounting officer

