Form 10-Q
period 2019-11-30
MOMENTOUS HOLDINGS CORP.
filed 2020-01-23
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act: - NONE

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,165,000 shares as of January 15, 2020.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Momentous Holdings Corp. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	November 30,	May 31,
	2019	2019
ASSETS
Current Assets:
Cash	39,619	4,840
Accounts receivable	29,817	17,309
Accounts receivable from related party	–	2,238
Prepaid expenses and other	4,165	3,484
Total Current Assets	$73,601	$27,871

Intangible asset	49,400	48,125
Property and Equipment, net of accumulated depreciation of $2,799 and $1,971, respectively	4,508	1,899

TOTAL ASSETS	$127,509	$77,895

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	35,982	10,470
Due to related parties	174,525	96,615
Short term borrowings	9,036	17,424
Other accrued expenses and liabilities	83,873	59,914
Total Current Liabilities and Total Liabilities	$303,416	$184,423

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,165,000 and 34,115,000 shares issued and outstanding as of November 30, 2019 and May 31, 2019, respectively	34,165	34,115
Additional paid-in capital	28,257	7,807
Accumulated deficit	(233,929)	(152,605)
Accumulated other comprehensive (deficit)/income	(4,400)	4,155
Total Stockholders' Deficit	(175,907)	(106,528)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$127,509	$77,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Operations and Others Comprehensive Loss (unaudited)

	Three Months Ended November 30, 2019	Three Months Ended November 30, 2018	Six Months Ended November 30, 2019	August 1, 2018 through November 30, 2018	June 1, 2018 through July 31, 2018
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Sales	$48,748	$48,559	$109,432	$57,388	$23,938
Sales to related party	–	1,677	–	1,963	2,129
	48,748	50,236	109,432	59,351	26,067
Cost of goods sold	(46,104)	(42,162)	(78,418)	(42,792)	(22,559)
Gross Profit	2,644	8,074	31,014	16,559	3,508

Operating Expenses
General and administrative expenses	(62,044)	(27,280)	(118,030)	(88,096)	(26,949)
Selling and distribution expenses	(1,222)	(954)	(2,586)	(1,408)	(409)
Total Operating Expenses	(63,266)	(28,234)	(120,616)	(89,504)	(27,358)

Operating Loss	(60,622)	(20,160)	(89,602)	(72,945)	(23,850)

Other income	5,295	4,014	9,722	4,014	2,681
Interest expense	(443)	(153)	(1,444)	(180)	–

Loss before income taxes	(55,770)	(16,299)	(81,324)	(69,111)	(21,169)

Income Taxes	–	–	–	–	–

Net Loss	$(55,770)	$(16,299)	$(81,324)	$(69,111)	$(21,169)

Other Comprehensive Income
Foreign currency translation adjustment	(9,064)	1,843	(8,555)	3,774	2,819
Total Comprehensive Loss	$(64,834)	$(14,456)	$(89,879)	$(65,337)	$(18,350)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(211.69)

Weighted Average Number of Shares Outstanding: Basic and Diluted	34,159,945	15,750,000	34,142,650	15,750,000	100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stakeholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
PREDECESSOR
Balance, May 31, 2018	100	$129	–	$(31,725)	$363	$(31,233)

Net loss	–	–	–	(21,169)	–	(21,169)
Foreign currency translation adjustment	–	–	–	–	2,819	2,819

Balance, July 31, 2018	100	$129	$–	$(52,894)	$3,182	$(49,583)

SUCCESSOR
Balance, July 31, 2018	15,750,000	15,750	(15,750)	(14,725)	(313)	(15,038)
Net loss	–	–	–	(52,812)		(52,812)
Foreign currency translation adjustment	–	–	–	–	1,931	1,931
Balance, August 31, 2018	15,750,000	15,750	(15,750)	(67,537)	1,618	(65,919)

Net loss	–	–	–	(16,299)	–	(16,299)
Foreign currency translation adjustment	–	–	–	–	1,843	1,843

Balance, November 30, 2018	15,750,000	$15,750	$(15,750)	$(83,836)	$3,461	$(80,375)

Balance, May 31, 2019	34,115,000	34,115	7,807	(152,605)	4,155	(106,528)

Net loss	–	–	–	(25,554)	–	(25,554)
Issuance of common stock for cash	40,000	40	14,960		–	15,000
Foreign currency translation adjustment	–	–	–	–	509	509

Balance, August 31, 2019	34,155,000	34,155	22,767	(178,159)	4,644	(116,573)

Net loss	–	–	–	(55,770)	–	(55,770)
Issuance of common stock for services provided	10,000	10	5,490		–	5,500
Foreign currency translation adjustment	–	–	–	–	(9,044)	(9,044)

Balance, November 30, 2019	34,165,000	$34,165	$28,257	$(233,929)	$(4,400)	$(175,907)

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months	August 1, 2018	June 1, 2018
	Ended	through	through
	November 30,	August 31,	July 31,
	2019	2018	2018
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,324)	$(52,812)	$(21,169)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	776	188	265
Loss on goodwill impairment	–	49,581	–
Issue of common stock for services	5,500	–	–
Changes in assets and liabilities:
Accounts payable	25,512	(243)	747
Accounts receivable – third party	(12,506)	4,420	(6,276)
Accounts receivable – related party	2,238	1,918	8,006
Prepaid expenses	(681)	507	1,239
Accrued expenses	11,079	(6,130)	155
Taxes payable	12,880	(4,694)	5,107
Net cash used in operating activities	(36,526)	(7,265)	(11,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,334)	–	(3,179)
Net cash used in investing activities	(3,334)	–	(3,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	15,000	–	–
Loans advanced	3,359	11,573	–
Loans and overdrafts repaid	(11,747)	–	–
Payments on related party debt	(1,940)	–	–
Related party loans advanced	77,551	–	–
Bank overdraft	–	–	7,481
Net cash provided by financing activities	82,223	11,573	7,481

Effect of exchange rate changes on cash	(7,584)	(98)	2,821

Changes in cash	34,779	4,210	(4,803)

Cash at beginning of period	4,840	198	4,803

Cash at end of period	$39,619	$4,408	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

November 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We were incorporated as Momentous Holdings Corp., (“the Company”), on May 29, 2015 in the State of Nevada for the purpose of designing, acquiring and developing mobile apps and mobile software for download by end consumers.

On August 1, 2018, V Beverages Limited (“V Beverages”) acquired MaxChater Ltd. (“MaxChater”) for £1 ($1). MaxChater is the operating entity in the transaction and is therefore viewed as the predecessor entity for financial reporting purposes, and V Beverages is viewed as the successor entity. The acquisition of MaxChater by V Beverages was accounted for using the acquisition method of accounting, and the excess of the consideration paid over the net liabilities acquired, representing goodwill on acquisition, was fully impaired at the date of the transaction, as further described in the Company’s recently filed Form 10-K.

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

The consolidated financial statements for the period ended November 30, 2019 and as of that date (successor) comprise the financial statements of Momentous Holdings Corp., together with the financial statements of V Beverages and MaxChater for the period from September 1, 2019 to November 30, 2019 and for the six (6) month period from June 1, 2019 to November 30, 2019.

The financial statements for the three (3) month period ended November 30, 2018 (successor) comprise the financial statements of V Beverages and MaxChater for the period from September 1, 2018 to November 30, 2018.

The financial statements for the four (4) month period ended November 30, 2018 (successor) comprise the financial statements of V Beverages and MaxChater for the period from August 1, 2018 to November 30, 2018.

The financial statements for the two (2) month period ended July 31, 2018 (predecessor – separated by black bar) comprise the financial statements of MaxChater for the period from June 1, 2018 to July 31, 2018.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $229,815, a total stockholders’ deficit of $175,907 at November 30, 2019 (successor) and an accumulated deficit at that date of $233,929. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - DEBT

Short term borrowings from related parties as of November 30, 2019 (successor) were unsecured and include an amount of $49,400 due in respect of the purchase of the ‘Victory’ brand acquired in November 2017. This balance was due for repayment in two equal installments by August 2, 2019 without interest, however the terms of the credit note have been extended until February 2020. In November 2019, the directors advanced new unsecured loans to the Company amounting to $77,551 and $1,940 was repaid. The total amount loaned by the directors was $125,125  as of November 30, 2019 and the total amount loaned by related parties as of November 30, 2019 was therefore $174,525.

On August 2, 2019, the Company entered into a new £20,000 ($24,250) bank overdraft facility with an effective rate of 12.22 per cent per annum which is personally guaranteed by one of the Company’s directors. The Facility does not have a fixed or minimum duration but may be cancelled by the bank at any time. As of November 30, 2019 the Company had drawn $9,036 from the overdraft facility.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three (3) month period ended November 30, 2019 (successor), new amounts loaned to the Company by the directors were $77,551, and $1,940 was repaid.

The total amounts due to directors as of November 30, 2019 and May 31, 2019 were $125,125 and $48,489, respectively, the change being mainly due to the advance of new loans from the directors net of foreign currency translation differences from GBP in which the loans are denominated. The amounts loaned by the directors are unsecured, non-interest bearing, and due on demand. See Note 4 for further details on the Company’s debt.

In addition to amounts due to current directors, the amount due to James Horan, a former director, was $9,873 as of November 30, 2019 and May 31, 2019. This amount is included in the total due of $125,125 disclosed above. The amount loaned is unsecured, non-interest bearing, and due on demand.

During the three (3) month period ended November 30, 2019 (successor), the Company invoiced and sold products, totaling $0 to a related party, The Drafthouse, which is considered to be a related party due to there being common significant shareholders with Momentous Holdings Corp. During the one (1) month period ended August 31, 2018 (successor) the Company sold products to The Drafthouse totaling $1,963 and during the two (2) month period ended July, 2018 (predecessor) the Company invoiced and sold products totaling $2,129.

Accounts receivable balances from The Drafthouse were $0, and $2,238 as of November 30, 2019 and May 31, 2019, respectively.

NOTE 6 - CAPITAL STOCK

On October 17, 2019, we issued 10,000 shares of our common stock to one of our independent service providers as additional compensation  for continued service and deferment of payment owed by the Company for prior services rendered. The value of the stock based compensation was determined with reference to the market value of the Company’s shares as of October 17, 2019.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company operated from rent-free premises in Central London until March 26, 2018 when the Company leased approximately 300 square feet of industrial space in Tottenham, London in the United Kingdom for approximately $450 per month for a twelve month term which was cancelable by either party with one months’ notice The Company also purchased a shipping container for additional space on location.

The company incurred no rental costs for keeping the shipping container on location.

On April 26, 2019, the Company entered into an agreement with a third party for the sale and leaseback of the shipping container in the amount of $2,223. Rental payment after usage of the credit from the sale and leaseback of the shipping container was agreed at approximately $1,100 per month for a three month term. On November 1, 2019, the Company relinquished the 300 square feet of industrial space and has solely retained the shipping container at a reduced rental of approximately $410 per month on a month by month term which is cancelable by either party with two weeks notice.

Subsequent to November 30, 2019, on December 1, 2019, the Company leased approximately 500 square feet of industrial space in Walthamstow, London in the United Kingdom for approximately $1,300 per month for a two year term, which is cancelable by either party with six months’ notice. The space will be used as the new Company distillery. The Company paid approximately $1,300 as a refurbishment fee and a refundable deposit of approximately $4,000 to the Landlord.

The rental expense for the six (6) month period ended November 30, 2019 (successor) was $9,896, for the four (4) month period ended November 30, 2018 (successor) was approximately $1,448 and for the one (1) month period ended July 31, 2018 (predecessor) was approximately $900.

NOTE 8 - SUBSEQUENT EVENTS

On January 13, 2020, the Company issued a Convertible Promissory Note in the principal amount of $250,000 (the “Note”) to a venture capital firm with offices in New York, New York (the “Holder”). Per the terms of the Note, the principal amount of the Note shall accrue interest at the rate of ten percent (10%) per annum. The Note matures on January 13, 2021 and includes various rates of penalties for earlier repayment. The Note is convertible, at the Holder’s sole discretion, into shares of the Company’s common stock at a fixed price of $0.25 per share. The Holder is restricted from exercising its right to convert any portion of the Note if such conversion would result in the number of shares of the Company’s common stock received from such conversion plus the number of such shares beneficially owned by the Holder and its affiliates on the date of conversion equaling or exceeding more than 9.9% of the outstanding shares of the Company’s common stock.

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

The Company is focused entirely on the business of its wholly owned subsidiaries. Our subsidiary, V Beverages, owns 100% of the issued and outstanding capital shares of MaxChater Ltd., a company organized under the laws of the United Kingdom, which it acquired on August 1, 2018. MaxChater serves as our wholly-owned operating subsidiary that is solely engaged in the business of designing, producing, marketing and selling low carbon, eco-friendly alcoholic beverages.

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

Revenue

Revenue (including related party revenue) for the six (6) month period ended November 30, 2019 (successor) was $109,432, for the four (4) month period ended November 30, 2018 (successor) was approximately $59,351 and for the two (2) month period ended July 31, 2018 (predecessor) was approximately $26,067.

Gross Profit for the six (6) month period ended November 30, 2019 (successor) was $31,014, for the four (4) month period ended November 30, 2018 (successor) was approximately $16,559 and for the two (2) month period ended July 31, 2018 (predecessor) was approximately $3,508.

Operating Expenses

Operating expenses for the six (6) month period ended November 30, 2019 (successor) were $120,616, for the four (4) month period ended November 30, 2018 (successor) were approximately $89,504 and for the two (2) month period ended July 31, 2018 (predecessor) were approximately $27,358.

Operating expenses for the successor periods consisted of general and administrative expenses and increased due to the acquisition and increase of V Beverages operating activities following the acquisition of MaxChater by V Beverages.

Operating expenses for the predecessor one (1) month period ended July 31, 2018 consisted of general and administrative expenses of MaxChater.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our being a reporting company under the U.S. Securities Exchange Act of 1934.

Net Loss

Net loss for the six (6) month period ended November 30, 2019 (successor) was $81,324 for the four (4) month period ended November 30, 2018 (successor) was approximately $69,111 and for the two (2) month period ended July 31, 2018 (predecessor) was approximately $21,169.

Liquidity and Capital Resources

As of November 30, 2019, we had total current assets of $73,601, consisting of cash of $39,619, accounts receivable of $29,817, and prepaid expenses and other of $4,165 We had total current liabilities of $303,416 as of November 30, 2019 consisting of advances from related parties of $174,525, accounts payable of $35,982, taxes payable of $61,538, bank overdraft of $9,036, and other liabilities of $22,335. Accordingly, we had a working capital deficit of $229,815 as of November 30, 2019.

As of May 31, 2019 (successor), we had total current assets of $27,871, consisting of cash of $4,840, accounts receivable of $19,547 and prepayments and other receivables of $3,484. We had current liabilities of $184,423 as of May 31, 2019. We therefore had a working capital deficit of $156,552 as of May 31, 2019.

Operating activities resulted in a net cash outflow of $42,026 for the six (6) month period ended November 30, 2019.

Our ability to operate beyond the next twelve (12) months is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Our currently available funds will allow us to operate for another two (2) months. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $229,815, a total stockholders’ deficit of $175,907 at November 30, 2019 and an accumulated deficit at that date of $233,929. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The Directors are also in agreement that they will make unsecured loans to the business as necessary until such future funding can be secured.

Off Balance Sheet Arrangements

As of November 30, 2019, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 17, 2019, we issued 10,000 shares of our common stock to one of our independent service providers as additional compensation for continued service and deferment of payment owed by the Company for prior services rendered.

The foregoing issuance was exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares issued are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. The recipient represented to us that he was obtaining the securities for his own account and not for the account of any other persons. The recipient was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

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

Momentous Holdings Corp.

Date:	January 22, 2020

By:	/s/ Andrew Eddy
Andrew Eddy
Title:	Chief Executive Officer, principal financial officer and principal accounting officer

