Form 10-Q
period 2020-02-29
MOMENTOUS HOLDINGS CORP.
filed 2020-07-09
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,165,000 shares as of July 9, 2020.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Momentous Holdings Corp. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	February 29,	May 31,
	2020	2019
ASSETS
Current Assets:
Cash	7,555	4,840
Accounts receivable	12,573	17,309
Accounts receivable from related party	1,606	2,238
Prepaid expenses and other	10,044	3,484
Total Current Assets	$31,778	$27,871

Intangible asset	48,789	48,125
Property and Equipment, net of accumulated depreciation of $3,359 and $1,971, respectively	6,637	1,899

TOTAL ASSETS	$87,204	$77,895

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	49,438	10,470
Due to related parties	174,149	96,615
Convertible note payable, net of unamortized discount of $82,767	12,459	–
Derivative liability	79,800	–
Other short term borrowings	18,601	17,424
Other accrued expenses and liabilities	88,918	59,914
Total Current Liabilities and Total Liabilities	$423,365	$184,423

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,165,000 and 34,115,000 shares issued and outstanding as of February 29, 2020 and May 31, 2019, respectively	34,165	34,115
Additional paid-in capital	28,257	7,807
Accumulated deficit	(397,445)	(152,605)
Accumulated other comprehensive (deficit)/income	(1,138)	4,155
Total Stockholders' Deficit	(336,161)	(106,528)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$87,204	$77,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Operations and Others Comprehensive Loss (unaudited)

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019	Nine Months Ended February 29, 2020	August 1, 2018 through February 28, 2019	June 1, 2018 through July 31, 2018
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Sales	$35,026	$25,638	$144,458	$83,026	$23,938
Sales to related party	–	–	–	1,963	2,129
	35,026	25,638	144,458	84,989	26,067
Cost of goods sold	(34,823)	(25,750)	(113,241)	(68,542)	(22,559)
Gross Profit	203	(112)	31,217	16,447	3,508

Operating Expenses
General and administrative expenses	(164,846)	(37,698)	(282,876)	(125,794)	(26,949)
Selling and distribution expenses	(1,090)	(1,329)	(3,676)	(2,737)	(409)
Total Operating Expenses	(165,936)	(39,027)	(286,552)	(128,531)	(27,358)

Operating Loss	(165,733)	(39,139)	(255,335)	(112,084)	(23,850)

Other income/(expense)	(12,809)	6,718	(3,087)	10,732	2,681
Gain on change in fair value of derivative liability	15,200	–	15,200	–	–
Interest expense	(174)	(203)	(1,618)	(383)	–

Loss before income taxes	(163,516)	(32,624)	(244,840)	(101,735)	(21,169)

Income Taxes	–	–	–	–	–

Net Loss	$(163,516)	$(32,624)	$(244,840)	$(101,735)	$(21,169)

Other Comprehensive Income
Foreign currency translation adjustment	3,262	(4,570)	(5,293)	(796)	2,819
Total Comprehensive Loss	$(160,254)	$(37,194)	$(250,133)	$(102,531)	$(18,350)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(211.69)

Weighted Average Number of Shares Outstanding: Basic and Diluted	34,165,000	29,638,958	34,150,073	20,828,656	100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stakeholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
PREDECESSOR
Balance, May 31, 2018	100	$129	–	$(31,725)	$363	$(31,233)

Net loss	–	–	–	(21,169)	–	(21,169)
Foreign currency translation adjustment	–	–	–	–	2,819	2,819

Balance, July 31, 2018	100	$129	$–	$(52,894)	$3,182	$(49,583)

SUCCESSOR
Balance, July 31, 2018	15,750,000	15,750	(15,750)	(14,725)	(313)	(15,038)
Net loss	–	–	–	(52,812)	–	(52,812)
Foreign currency translation adjustment	–	–	–	–	1,931	1,931
Balance, August 31, 2018	15,750,000	15,750	(15,750)	(67,537)	1,618	(65,919)

Net loss	–	–	–	(16,299)	–	(16,299)
Foreign currency translation adjustment	–	–	–	–	1,843	1,843
Balance, November 30, 2018	15,750,000	$15,750	$(15,750)	$(83,836)	$3,461	$(80,375)
Net loss	–	–	–	(32,624)		(32,624)
Foreign currency translation adjustment	–	–	–	–	(4,570)	(4,570)
Issuance of common stock for cash	20,000	20	9,980	–	–	10,000
Reverse recapitalization	18,245,000	18,245	(36,323)	–	–	(18,078)

Balance, February 28, 2019	34,015,000	34,015	(42,093)	(116,460)	(1,109)	(125,647)

Balance, May 31, 2019	34,115,000	34,115	7,807	(152,605)	4,155	(106,528)

Net loss	–	–	–	(25,554)	–	(25,554)
Issuance of common stock for cash	40,000	40	14,960	–	–	15,000
Foreign currency translation adjustment	–	–	–	–	509	509

Balance, August 31, 2019	34,155,000	34,155	22,767	(178,159)	4,664	(116,573)

Net loss	–	–	–	(55,770)	–	(55,770)
Issuance of common stock for services provided	10,000	10	5,490	–	–	5,500
Foreign currency translation adjustment	–	–	–	–	(9,064)	(9,064)

Balance, November 30, 2019	34,165,000	$34,165	$28,257	$(233,929)	$(4,400)	$(175,907)
Net loss	–	–	–	(163,516)	–	(163,516)
Foreign currency translation adjustment	–	–	–	–	3,262	3,262
Balance, February 29, 2020	34,165,000	34,165	28,257	(397,445)	(1,138)	(336,161)

Momentous Holdings Corp. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months	August 1, 2018	June 1, 2018
	Ended	through	through
	February 29,	February 28,	July 31,
	2020	2019	2018
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(244,840)	$(101,735)	$(21,169)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of assets	1,388	1,353	265
Loss on goodwill impairment	–	49,581	–
Gain on change in fair value of derivative liability	(15,200)	–	–
Amortization of debt discount	12,233	–	–
Interest payable on convertible note payable	226	–	–
Issue of common stock for services	5,500	–	–
Changes in assets and liabilities:
Accounts payable	38,968	10,345	747
Accounts receivable – third party	4,736	15,389	(6,276)
Accounts receivable – related party	632	3,688	8,006
Prepaid expenses	(6,560)	(325)	1,239
Accrued expenses	12,835	(1,543)	155
Taxes payable	16,169	1,772	5,107
Net cash used in operating activities	(173,913)	(21,475)	(11,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,179)	(1,474)	(3,179)
Net cash used in investing activities	(6,179)	(1,474)	(3,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	15,000	10,000	–
Proceeds from convertible note payable	95,000	–	–
Overdraft advanced	3,569	–	7,481
Loans advanced	–	11,573	–
Loans repaid	(2,392)	(6,257)	–
Related party loans advanced	76,871	21,472	–
Net cash provided by financing activities	188,048	36,788	7,481

Effect of exchange rate changes on cash	(5,241)	(8,343)	2,821

Changes in cash	2,715	5,496	(4,803)

Cash at beginning of period	4,840	198	4,803

Cash at end of period	$7,555	$5,694	$–

Significant Non-Cash Investing and Financing Transactions
Common stock issued in reverse merger, net of cash received	$–	$18,078	$–
Derivative liability from convertible debt	$95,000	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

February 29, 2020

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

The consolidated financial statements for the period ended February 29, 2020 and as of that date (successor) comprise the financial statements of Momentous Holdings Corp., together with the financial statements of V Beverages and MaxChater for the nine (9) month period from June 1, 2019 to February 29, 2020.

The financial statements for the three (3) month period ended February 28, 2019 (successor) comprise the financial statements of V Beverages and MaxChater for the period from December 1, 2018 to February 28, 2019 and Momentous Holdings Corp. for the period from December 31, 3018 to February 28, 2019.

The financial statements for the seven (7) month period ended February 28, 2019 (successor) comprise the financial statements of V Beverages and MaxChater for the period from August 1, 2018 to February 28, 2019 and Momentous Holdings Corp. for the period from December 31, 3018 to February 28, 2019.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $391,587, a total stockholders’ deficit of $336,161 and an accumulated deficit of $397,445 as of February 29, 2020 (successor).

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations to repay its liabilities arising from normal business operations as they become due. Details of the Company’s debt are set out in note 4.

Following the completion of the 10-K for the year ended May 31, 2019, management raised funds in order to provide working capital for the immediate future and on January 13, 2020 issued a Convertible Promissory Note, details of which are set out in note 4.

The ongoing coronavirus pandemic has had a significant impact on the ability of the Company to continue as a going concern and further details are set out in note 8 ‘Subsequent Events’.

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

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts receivable, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The embedded conversion feature in the Convertible Note Payable that the Company issued on January 13, 2020, that became convertible during the three (3) month period ended February 29, 2020 (successor), qualifies as a derivative instrument due to a Low-Priced Security adjustment feature in the Note related to the increased volatility, potential lack of liquidity, and increased transaction costs that arise if and when the Trading Price of the Company’s common stock falls or is below certain levels at any point during the 20 Trading Days prior to the Conversion Date.

The valuation of the derivative liability was determined through the use of a Black Scholes option-pricing model (See note 4).

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

NOTE 4 - DEBT

Short term borrowings

Short term borrowings from related parties as of February 29, 2020 (successor) were unsecured and include an amount of $48,789 due in respect of the purchase of the ‘Victory’ brand acquired in November 2017. This balance was due for repayment in two equal installments by August 2, 2019 without interest, however the terms of the credit note have been extended until August 31, 2020.

The total amount loaned to the Company by the directors was $125,360 as of February 29, 2020, comprising $38,895 loaned in the prior year and additional loans made during the nine (9) month period ended February 29, 2020.

The total amounts loaned to the company by related parties as of February 29, 2020 was therefore $174,149. The loans are unsecured, interest-free and have no fixed repayment terms.

On August 2, 2019, the Company entered into a new £20,000 ($24,250) bank overdraft facility with an effective rate of 12.22 per cent per annum which is personally guaranteed by one of the Company’s directors. The Facility does not have a fixed or minimum duration but may be cancelled by the bank at any time. As of February 29, 2020 the Company had drawn $18,601 from the overdraft facility.

Convertible note payable

On January 13, 2020, the Company issued a Convertible Note Payable in the principal amount of $250,000 (the “Note”) to a venture capital firm with offices in New York, New York (the “Holder”). Per the terms of the Note, the principal amount of the Note shall accrue interest at the rate of ten percent (10%) per annum. The Note matures on January 13, 2021 and includes various rates of penalties for earlier repayment but is otherwise unsecured. The Note is convertible, at the Holder’s sole discretion, into shares of the Company’s common stock at a fixed price of $0.25 per share. The Holder is restricted from exercising its right to convert any portion of the Note if such conversion would result in the number of shares of the Company’s common stock received from such conversion plus the number of such shares beneficially owned by the Holder and its affiliates on the date of conversion equaling or exceeding more than 9.9% of the outstanding shares of the Company’s common stock.

The Conversion Price is subject to Low-Priced Security adjustments due to, but not limited to, the increased volatility, potential lack of liquidity, and increased transaction costs that arise if and when the Trading Price of the Company’s common stock falls or is below certain levels at any point during the 20 Trading Days prior to the Conversion Date.

The Note has been accounted for in accordance with ASC 815 at fair value and an embedded derivative liability measured using a Black-Scholes option pricing model. As of February 29, 2020 there is a derivative liability of $79,800 and discounted debt of $12,459 which includes accrued interest payable of $226.

The change in fair value of the derivative liability during the period is as follows:

Balance – June 1, 2019	$–
Debt discount recognized at inception	95,000
Loss on valuation of derivative at inception	60,800
Gain on change in fair value of derivative during the period	(76,000)
Balance – February 29, 2020	$79,800

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	February 29, 2020	January 13, 2020
Expected term	1 year	1 year
Expected average volatility	187.16%	192.99%
Expected dividend yield	–	–
Risk-free interest rate	0.97%	1.53%

The following table presents the derivative financial instrument, the Company’s only financial liability measured and recorded at fair value on the company’s consolidated balance sheet on a recurring basis, and its level within the fair value hierarchy as of February 29, 2020:

	Amount	Level 1	Level 2	Level 3
Embedded derivative liability	$79,800	$–	$–	$79,800
Total	$79,800	$–	$–	$79,800

As of February 29, 2020, the Company had received $95,000 under the Note.

On April 17, 2020, the Company received a further $33,000 of the balance due on the Convertible Note Payable.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three (3) month period ended February 29, 2020 (successor), no new amounts were loaned to the Company by the directors.

The total amounts due to directors as of February 29, 2020 and May 31, 2019 were $125,360 and $48,489, respectively, the change being due to the advance of new loans from the directors of $76,871 net of foreign currency translation differences from GBP in which the loans are denominated. The amounts loaned by the directors are unsecured, non-interest bearing, and due on demand. See note 4 for further details on the Company’s debt.

In addition to amounts due to the current directors, the amount due to James Horan, a former director, was $9,873 as of February 29, 2020 and May 31, 2019. This amount is included in the total due of $125,360 disclosed above. The amount loaned is unsecured, non-interest bearing, and due on demand.

During the three (3) month periods ended February 29, 2020 and February 28, 2019 (successor), the Company invoiced and sold products, totaling $0 to a related party, The Drafthouse, which is considered to be a related party due to there being common significant shareholders with Momentous Holdings Corp. During the two (2) month period ended July 31, 2018 (predecessor) and the seven (7) month period ended February 29, 2019 (successor), the Company invoiced and sold products totaling $2,129 to The Drafthouse.

Accounts receivable balances from The Drafthouse were $0, and $2,238 as of February 29, 2020 and May 31, 2019, respectively.

During the three (3) month period ended February 29, 2020 (successor), amounts totaling $5,360 were loaned by the company to an Officer and another related party. These amounts are included in Prepaid Expenses and Other in the Consolidated Balance Sheet. The loans are interest free and repayable on June 1, 2020.

NOTE 6 - CAPITAL STOCK

During the nine (9) month period ended February 29, 2020 there were the following issues of common stock:

On August 8, 2019, 40,000 shares of common stock issued for cash in the amount of $0.375 per share for a total of $15,000.

On October 17, 2019, 10,000 shares of common stock issued to one of our independent service providers as additional compensation for continued service and deferment of payment owed by the Company for prior services rendered. The value of the stock based compensation was determined with reference to the market value of the Company’s shares as of October 17, 2019.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company operated from rent-free premises in Central London until March 26, 2018 when the Company leased approximately 300 square feet of industrial space in Tottenham, London in the United Kingdom for approximately $450 per month for a twelve month term which was cancelable by either party with one months’ notice. The Company also purchased a shipping container for additional space on location.

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

The rental expense for the nine (9) month period ended February 29, 2020 (successor) was $14,288, for the seven (7) month period ended February 28, 2019 (successor) was approximately $4,338 and for the two (2) month period ended July 31, 2018 (predecessor) was approximately $900.

NOTE 8 - SUBSEQUENT EVENTS

Coronavirus pandemic (“COVID-19”)

Subsequent to the balance sheet date, the Company was significantly affected by the ongoing COVID-19 pandemic and is currently operating under severe restrictions following implemented UK Government policy. We are unable to estimate when we will resume full operations, including tours and masterclasses at this time.

On March 20, 2020, the Company’s distillery was partially closed and all employees placed on furlough for the duration of the crisis, with the exception of Max Chater, the director of our wholly owned operating subsidiary. The Company has obtained financial assistance from the UK Government, and in the meantime, the business is focusing on its online sales and other means of distribution until normal business is able to resume.

On April 17, 2020, the Company received a further $33,000 of the balance due on the Convertible Note Payable.

On May 6, 2020, the Company obtained a bank loan of $46,200 under a UK Government backed loan scheme to assist businesses affected by COVID-19. For the first twelve (12) months of the loan, the loan is interest-free and no repayments are due. Thereafter the loan is repayable over 5 years at an interest rate of 2.5% per annum.

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

Our Plan for the Next 12 Months

On December 31, 2018, the Company completed the transactions contemplated by a certain Share Exchange Agreement entered into by and between the Company and Mr. Andrew Eddy, an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages, a company organized under the laws of the United Kingdom (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital shares of V Beverages (the “V Beverage Shares”). At the closing of the transactions under the Share Exchange Agreement, Mr. Eddy transferred and sold all of the V Beverage Shares to the Company in exchange for 15,750,000 shares of the Company’s common stock, par value $0.001, which the Company issued on April 17, 2019. Subsequent to the completion of the transactions under the Share Exchange Agreement, V Beverages is operated as the Company’s wholly-owned subsidiary.

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

Revenue

Revenue (including related party revenue) for the nine (9) month period ended February 29, 2020 (successor) was $144,458, for the seven (7) month period ended February 28, 2019 (successor) was approximately $84,989 and for the two (2) month period ended July 31, 2018 (predecessor) was approximately $26,067. The increase is due mainly to an increase in sales volume following the company’s move to larger premises in November 2019.

Gross Profit for the nine (9) month period ended February 28, 2019 (successor) was $31,217, for the seven (7) month period ended February 28, 2019 (successor) was approximately $16,447 and for the two (2) month period ended July 31, 2018 (predecessor) was approximately $3,508.

Operating Expenses

Operating expenses for the nine (9) month period ended February 29, 2020 (successor) were $286,552, for the seven (7) month period ended February 28, 2019 (successor) were approximately $128,531 and for the two (2) month period ended July 31, 2018 (predecessor) were approximately $27,358.

Operating expenses for the successor periods consisted of general and administrative expenses and increased due to the acquisition and increase of V Beverages operating activities following the acquisition of MaxChater by V Beverages.

Operating expenses for the predecessor two (2) month period ended July 31, 2018 consisted of general and administrative expenses of MaxChater.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the measures described above to implement our business plan and the professional fees associated with our being a reporting company under the U.S. Securities Exchange Act of 1934.

Net Loss

Net loss for the nine (9) month period ended February 29, 2020 (successor) was $244,840 for the seven (7) month period ended February 28, 2019 (successor) was approximately $101,735 and for the two (2) month period ended July 31, 2018 (predecessor) was approximately $21,169.

Liquidity and Capital Resources

As of February 29, 2020, we had total current assets of $31,778, consisting of cash of $7,555, accounts receivable of $14,179 and prepaid expenses and other of $10,044. We had total current liabilities of $423,365 as of February 29, 2020 consisting of advances from related parties of $174,149, accounts payable of $49,438, taxes payable of $64,827, bank overdraft of $18,601, amounts due under a convertible promissory note of $12,459, a derivative liability of $79,800 and other liabilities of $24,091. Accordingly, we had a working capital deficit of $391,587 as of February 29, 2020.

As of May 31, 2019 (successor), we had total current assets of $27,871, consisting of cash of $4,840, accounts receivable of $19,547 and prepayments and other receivables of $3,484. We had current liabilities of $184,423 as of May 31, 2019. We therefore had a working capital deficit of $156,552 as of May 31, 2019.

Operating activities resulted in a net cash outflow of $173,913 for the nine (9) month period ended February 29, 2020.

Our ability to operate beyond the next twelve (12) months is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. The business has also been significantly affected by the ongoing COVID-19 pandemic and is currently closed until it is considered safe to restart operations which is dependent upon UK Government policy. Under normal circumstances, our currently available funds will allow us to operate for another six (6) months. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $391,587, a total stockholders’ deficit of $336,161 at February 29, 2020 and an accumulated deficit at that date of $397,445.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations to repay its liabilities arising from normal business operations as they become due. Details of the Company’s debt are set out in note 4.

Following the completion of the Company’s annual report on Form 10-K for the year ended May 31, 2019, management raised funds in order to provide working capital for the immediate future and on January 13, 2020 issued a Convertible Promissory Note, details of which are set out in note 4.

The ongoing coronavirus pandemic has had a significant impact on the ability of the Company to continue as a going concern and further details are set out in note 8 ‘Subsequent Events’.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

As of February 29, 2020, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Momentous Holdings Corp.

Date:	July 9, 2020

By:	/s/ Andrew Eddy
Andrew Eddy
Title:	Chief Executive Officer, principal financial officer and principal accounting officer

