Form 10-K
period 2020-05-31
MOMENTOUS HOLDINGS CORP.
filed 2021-02-26
CIK 1653876

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING MAY 31, 2020

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended, November 30, 2019: $9,391,650.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: There were 34,165,000 shares of common stock issued and outstanding at February 26, 2021 There were no shares of preferred stock issued and outstanding at February 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

		Page

	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Mine Safety Disclosures	17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 8.	Financial Statements and Supplementary Data	22
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 9A.	Controls and Procedures	23
Item 9B.	Other Information	23

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	24
Item 11.	Executive Summary and Compensation	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions, and Director Independence	26
Item 14.	Audit Fees	27

PART IV

Item 15.	Exhibits, Financial Statements, Schedules	28
	Signatures	29
	Exhibit Index	30
	Financial Statements Index	F-1

i

PART I

Momentous Holdings Corp., is referred to herein as “Momentous,” “MMNT,” “the Company,” “us,” or “we.”

Item 1.     Business

Cautionary Note Regarding Forward-Looking Statements

The statements in this section and other sections of this Form 10-K include “forward-looking statements” and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about:

•	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;

•	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;

•	Our realizing the results of our competitive strengths;

•	Our continuing to focus on and ability to realize our strategic objectives;

•	Our continuing to follow our product approach;

•	Our ability to retain, market and grow our existing brands;

•	Our ability to protect our intellectual property, including trademarks related to our brands;

•	The effects of competition and consolidation in the markets in which we operate;

•	The ability of our production capabilities to support our business and operations and our ability to continue to expand our production capabilities to meet demand;

•	Our ability to cultivate our distribution network;

•	Application of and changes in applicable laws, regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;

•	The availability of financing;

•	Our expectations regarding our direct-to-consumer sales and retail stores;

•	Our ability to expand our operations by acquisitions and to integrate and realize the benefits of our acquisitions;

•	Our plan and ability to exploit Cannabidiol (“CBD”) products;

•	Our liquidity and capital needs and ability to meet our liquidity needs; and

•	Our operations, financial performance and results of operations.

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

Our strategy is to produce premium products with minimal impact to the environment through the use of modern technology during production. Our methods help us to conserve energy and reduce water waste whilst delivering what we believe is a superior product. We also focus on environmentally friendly and recyclable packaging to reduce our carbon footprint. We are also looking to employ carbon offsetting in order to meet our carbon neutral status target by the end of 2021.

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

Our address is 32 Curzon Street, London, W1J 7WS, United Kingdom. Our telephone number is +44 203 871 3051. Our corporate address is a professional mail forwarding office where physical office space may be rented on a short-term basis for additional fees. We conduct our business operations, including administrative functions, production, marketing and sales of low carbon, eco-friendly beverages at our facilities that are based in Tottenham and Walthamstow, London in the United Kingdom.

Our corporate website is: www.vbeverages.com.

Our phone number is +44 203 871 3051. Our fiscal year end is May 31.

Corporate History

We were incorporated as Momentous Holdings Corp. on May 29, 2015 in the State of Nevada for the purpose of designing, acquiring and developing mobile apps and mobile software for download by end consumers.

On December 31, 2018, the Company entered into a Share Exchange Agreement with Andrew Eddy (“Owner”), an individual residing in Great Britain and owner of 100% of the issued and outstanding capital shares of V Beverages Limited. (“V Beverages”), a company organized under the laws of the United Kingdom (the “Share Exchange Agreement”). V Beverages in turn owns 100% of the issued and outstanding capital shares of MaxChater Ltd. (“MaxChater”), a company organized under the laws of the United Kingdom, which it acquired on August 1, 2018.

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

MaxChater was viewed as the predecessor entity for financial reporting purposes, and Momentous Holdings Corp. was viewed as the successor entity.

For purposes of the following discussion, we compare the combined results of Momentous Holdings Corp. for the year ended May 31, 2020 with the combined results of Momentous Holdings Corp. for the ten months ended May 31, 2019 (Successor) and the results of MaxChater for the two months ended July 31, 2018 (Predecessor).

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

Our overall strategies to accomplish that goal include:

•	Product expansion of additional cold distilled eco-friendly alcoholic beverages and Ready-To-Drink cocktails, and alternate recyclable packaging options;
•	Key appointments to Management and Advisory team;
•	Redevelopment of our websites with an up-scaled online store, and subsequently opening a tap room or bar.
•	Development of CBD infused alcoholic products.
•	Foreign and domestic sales and distribution network expansion.

On October 8, 2020, Momentous through its subsidiary V Beverages offset nine metric tonnes of Carbon Dioxide Equivalent through a United Kingdom based carbon offsetting program. We believe that we have offset more carbon emissions than our emissions and now regard our Company and operations as carbon negative. We intend to conduct annual self-assessments of our Carbon emissions and adjust our carbon offsetting program in order to remain carbon negative.

Our Strengths

We believe the following competitive strengths will enable the implementation of our growth strategies:

•	Award Winning Product Line. We design, produce, market and sell handcrafted, award-winning alcohol beverage products with a portfolio consisting of gin, vodka, bitter aperitif and RTD cocktails. In 2018, we entered our Victory Cold Distilled Gin and Victory Bitter into the International Wine and Spirit Competition “IWSC”. Our Victory Cold Distilled Gin scored a Silver medal, with Victory Bitter scoring a Silver Outstanding medal. According to the IWSR, gin demand in the UK will grow by 37.2% by 2021. In addition, the global craft spirits market is expected to grow at a compound annual growth rate of 33.4% from 2017 to 2025, owing to growing consumer tastes and preferences towards unconventional and experimental alcoholic beverages. We believe our modern production techniques, along with a core of recognized products in this growing market will enable us to establish a presence in new geographic markets and enable us to procure additional distributors for our products.

•	Experienced Distiller. Our distiller, Max Chater, we believe is a well regarded distiller, mixologist and industry professional that has important relationships with leading London bars and restaurants. We believe that these relationships have led to and will lead to collaborations and important and lasting direct on-trade customers that will lead to general increased consumer appeal through increased visibility of our brands.

•	Eco-friendly. Our strategy is to produce premium products with minimal impact to the environment through the use of modern technology during production. Our methods help us to conserve energy and reduce water waste whilst delivering what we believe is a superior product. We also focus on environmentally friendly and recyclable packaging to reduce our carbon footprint. We are also looking to employ carbon offsetting in order to meet our carbon neutral status target by the end of 2021.

Our Product Approach

Our approach to our craft spirits involves four important aspects:

•	Commitment to Quality. We design, produce, market and sell handcrafted, award-winning products targeted at growing markets;

•	Authentic Yet Scalable. We believe our approach to production allows us to produce our products at scale while keeping flavor profiles consistent;

•	Unique Talent & Industry Experience. Every product reflects the quality and creativity of our Momentous team with strong industry experience and insight into eco friendly and recyclable market;

•	Core Spirit Portfolio. We believe that we need to focus on our core products in order to attract loyal and enthusiastic customers and major distributors.

Our Products

We design, produce, market and sell the products below under the brand “Victory” below:

•	Victory Cold Distilled Gin. Made in London, using a unique & modern process that conserves energy and reduces water waste. Our chosen botanicals are infused first in alcohol, then in water, and finally cold distilled separately at low temperature under vacuum. These distillates are blended to create our distinctive yet utilitarian gin.

•	Victory Bitter. A modern bitter ‘aperitivo’ spirit; British wheat spirit is infused with botanicals and fruits including gentian root, orange peel, apricot, rosemary, sage and fig. The infusion is blended with an organic, biodynamic wine and minimal sugar. The distinctive red color is achieved naturally through the infusion of hibiscus flowers. Best enjoyed with a premium tonic, plentiful ice, and a zest of lemon; or alternatively as the bitter in a classic cocktail, such as a Spritz or Negroni.

•	Victory Vodka. Made using a previously unexplored botanical - unroasted green-coffee. We’ve partnered with Rob Dunne, Director of Coffee at Old Spike Roastery, and co-founder of Dunnefrankowski Creative Coffee Consultancy. Mr. Dunne ethically sources seasonal, green coffee beans. We cold-distill this highly aromatic and volatile raw ingredient to extract the light, savory, almost vegetal aromatics of this unique botanical. This is something new, an expression of coffee’s most natural essence - yet is not a coffee-flavored product.

•	Victory Pink. A special edition Gin made in collaboration with Minus 8 vineyard. We believe that this product is the first of its kind. Victory Pink is all natural, delicious by default and pink by consequence. The fruity flavor and rosé color come from 8 Brix Verjus Red by Minus 8, a family-owned vineyard in Canada, where they craft exceptional vinegar and Verjus. Verjus is a zeitgeist ingredient, used by chefs and bartenders alike, to achieve balanced sweetness and acidity. Victory Pink presents flavors of spring cherry, cranberry and green plum from the Verjus and of course a wack of fresh Juniper, Orange and Orris.
•	Victory Pilot Series. VERB /ˈPaɪlət/ - Test (a scheme, project, etc.) before introducing it more widely. We never rest when it comes to flavor. We love to experiment and have the pleasure of working with some fantastic people, making collaborative products in every category. We have named these experiments and collaborations, Victory Pilot Limited distillery. Releases under this label may, one day, become Victory products.
•	Victory Negroni - Ready To Drink Cocktail. Made with Victory Cold Distilled Gin, Victory Bitter & Sweet Vermouth - a re-imagining of a timeless classic. Less sugar, completely natural, and hand crafted using award winning ingredients. These are available in glass bottle or 100% recyclable pouches that are single serve. Simply pour over ice, give it a quick stir, and garnish with a zest of orange.

Production and Supply

There are several steps in the production and supply process for alcohol beverage products. First, all of our spirits products are distilled. This is a multi-stage process that converts basic grain ingredients into alcohol. The next process is designed to remove all other chemicals, so that the resulting liquid will be odorless and colorless, and have a smooth quality with minimal harshness resulting in a Neutral Grain Spirit (“NGS”). Achieving a high level of purity involves a series of distillations and filtration processes. We currently source our NGS that we further process to add flavor by blending, rectifying or by adding ingredients (such as fresh botanicals for the Victory Cold Distilled Gin). We bottle in-house using a variety of bottles, eco pouches and KeyKegs.

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

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today there are seven major companies: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari Milano-S.p.A., and Remy Cointreau S.A.

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

Employees

As of May 31, 2020, we had 3 full-time employees and 2 part-time employees. Our officers and directors will continue to work for us for the foreseeable future. We anticipate hiring appropriate personnel on an as-needed basis, and utilizing the services of independent contractors as needed.

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

We lease and occupy approximately 300 and 500 square feet of industrial space in Tottenham and Walthamstow, London (respectively) in the United Kingdom. We conduct our business operations, including administrative functions, production, marketing and sales of low carbon, eco-friendly beverages from these locations.

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

For purposes of the following discussion, we compare the combined results of Momentous Holdings Corp. for the year ended May 31, 2020 with the combined results of Momentous Holdings Corp. for the ten months ended May 31, 2019 (Successor) and the results of MaxChater for the two months ended July 31, 2018 (Predecessor).

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

We may incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. Our cash needs may exceed our income from sales for the foreseeable future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment therein. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We may continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company. For the year ended May 31, 2020 and ten month period ended May 31, 2019 (successor), we reported a total comprehensive loss of $288,659 and $133,412 respectively. As of May 31, 2020, we had an accumulated stockholders’ deficit of $374,687.

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

A component of our growth strategy may be the acquisition of additional brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited. Also, even if we are successful in acquiring additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize operating and economic efficiencies or other planned benefits with respect to, those additional brands. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include:

•	Difficulties in assimilating acquired operations or products;
•	Unanticipated costs that could materially adversely affect our results of operations;
•	Negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;
•	Diversion of management’s attention from other business concerns;
•	Adverse effects on existing business relationships with suppliers, distributors and retail customers;
•	Risks of entering new markets or markets in which we have limited prior experience; and
•	The potential inability to retain and motivate key employees of acquired businesses.

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

A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	A general decline in economic or geopolitical conditions;

•	Concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•	A general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans and stricter laws relating to driving while under the influence of alcohol;

•	Consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

•	Increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

•	Increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax;

•	Inflation; and

•	Wars, pandemics, weather and natural or man-made disasters

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

The market price of our common stock may be volatile and subject to fluctuations in response to factors. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

•	Our developing business;
•	Relatively low price per share;
•	Relatively low public float;
•	Variations in quarterly operating results;
•	General trends in the industries in which we do business;
•	The number of holders of our common stock; and
•	The interest of securities dealers in maintaining a market for our common stock.

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

Andrew Eddy, President and Chief Executive Officer of our company and Max Chater, our Chief Distiller, are collectively the beneficial owners of approximately 46.1% of the outstanding shares of our common stock as of May 31, 2020. Accordingly, these two stockholders, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended May 31, 2020. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of May 31, 2020 and identified the following material weaknesses:

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are currently located in London, United Kingdom. Our corporate address is a professional mail forwarding office where physical office space may be rented on a short-term basis for additional fees. This lease has a current monthly lease rate of £175 excluding VAT per month and has a four week notice period of termination.

We lease and occupy approximately 300 and 500 square feet of industrial space in Tottenham and Walthamstow, London (respectively) in the United Kingdom. We conduct our business operations, including administrative functions, production, marketing and sales of low carbon, eco-friendly beverages from these locations. These leases have a combined monthly lease rate of approximately $1,700 excluding VAT per month. Our Tottenham lease has a two week notice period of termination with Walthamstow having six months’ notice which is cancelable by either party.

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

2020 Fiscal Quarters (OTC Markets)	High Bid	Low Bid
First quarter	$0.68	$0.35
Second quarter	0.65	0.28
Third quarter	0.53	0.30
Fourth quarter	0.87	0.25

2019 Fiscal Quarters (OTC Markets)	High Bid	Low Bid
First quarter	$0.14	$0.14
Second quarter	0.50	0.50
Third quarter	0.60	0.60
Fourth quarter	0.79	0.75

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214 Salt, Lake City, UT, 84121 (Telephone: (801) 274-1088; Fax: (801) 274-1099).

As of February 26, 2021, there were 34,165,000 shares of our common stock outstanding, which were held by approximately 33 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Our strategy is to produce premium products with minimal impact to the environment through the use of modern technology during production. Our methods help us to conserve energy and reduce water waste whilst delivering what we believe is a superior product. We also focus on environmentally friendly and recyclable packaging to reduce our carbon footprint. We are also looking to employ carbon offsetting in order to meet our carbon neutral status target by the end of 2021.

Corporate Information

Our corporate address is 32 Curzon Street, London, W1J 7WS, United Kingdom. Our telephone number is +44-203-871-3051. Our corporate address is a professional mail forwarding office where physical office space may be rented on a short-term basis for additional fees. We conduct our business operations, including administrative functions, production, marketing and sales of low carbon, eco-friendly beverages at our facilities that are based in Tottenham and Walthamstow, London in the United Kingdom.

Our corporate website is: www.vbeverages.com. The information on, or that may be, accessed from our website is not part of this annual report.

Our fiscal year end is May 31.

Successor and Predecessor Financial Presentation

Throughout the consolidated financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section, we refer to “Successor” and “Predecessor”. For periods after the acquisition of MaxChater Ltd. (“MaxChater”) (since August 1, 2018), our operating results and cash flows are referred to as Successor. For periods prior to the acquisition of MaxChater, our operating results and cash flows are referred to as Predecessor. Where tables are presented in this MD&A, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Results of Operations

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

For purposes of the following discussion, we compare the combined results of Momentous Holdings Corp. for the year ended May 31, 2020 with the combined results of Momentous Holdings Corp. for the ten months ended May 31, 2019 (Successor) and the results of MaxChater for the two months ended July 31, 2018 (Predecessor).

For the ten months ended May 31, 2019, the Company (successor) generated total revenues of $133,699. During the two months ended July 31, 2018, MaxChater (predecessor) generated total revenues of $26,067.

For the ten months ended May 31, 2019 (successor), we experienced a total comprehensive loss of $133,412, as compared to a total comprehensive loss of $18,350 for the two months ended July 31, 2018 (predecessor). This primarily resulted from higher operating expenses in the 2019 period, which more than offset the increase in revenues. The higher level of operating expense was partly attributable to higher general and administrative expenses, which is likely to continue given the costs of maintaining the company as a public company.

Our revenues, operating expenses, and net operating loss were as follows:

Revenues

Our revenue for the year ended May 31, 2020 was $175,877, as compared our revenue for the ten months ended May 31, 2019 (successor) was $133,699. For the two months ended July 31, 2018 (predecessor) revenue was $26,067. These revenues were generated from sales of our Victory branded products. The increase in revenue in the year ended 2020 is primarily attributable to our increased product range.

Operating Expenses

Our operating expenses for the year ended May 31, 2020 were $325,452, as compared to operating expenses for the ten months ended May 31, 2019 (successor) of $174,628. For the two months ended July 31, 2018 (predecessor) operating expenses were $27,358. Our operating expenses increased due to increased personnel, professional, legal and accounting expenses during the year.

Other Comprehensive Income/(Loss)

Other comprehensive income for the year ended May 31, 2020 was $70, as compared to other comprehensive income for the ten months ended May 31, 2019 (successor) of $4,468. For the two months ended July 31, 2018 (predecessor), other comprehensive income was $2,819.

Total Comprehensive Loss

Our total comprehensive loss for the year ended May 31, 2020 was $288,659, as compared to the total comprehensive loss for the ten months ended May 31, 2019 (successor) of $133,412. For the two months ended July 31, 2018 (predecessor) the total comprehensive loss was $18,350.

The increase in total comprehensive loss is attributable to the change in business focus to the alcohol beverage industry along with increased legal and audit fees.

Liquidity and Capital Resources

As of May 31, 2020, we had total current assets of $36,800, consisting of cash of $1,252, inventory of $9,857, accounts receivable of $13,799 and prepayments and other receivables of $6,712. We had current liabilities of $420,105 as of May 31, 2020. We therefore had a working capital deficit of $383,305 as of May 31, 2020.

The company received further funds due under the convertible loan note after the balance sheet date and prior to the issue of this report of $121,000. Our ability to operate beyond May 31, 2020, however remains contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

Our total current assets were $36,800, consisting of cash of $1,252, inventory of $9,857, accounts receivable of $13,799 and prepayments and other receivables of $6,712. These amounts do not provide adequate working capital for us to successfully operate our business and to service our debt. This raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining additional working capital.

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

(b)        On September 10, 2019, the Company engaged MaloneBailey, LLP (“MB”) with offices located in Houston, Texas, as the Company’s independent accountant to audit the Company’s consolidated financial statements and to perform reviews of interim financial statements. During the fiscal year ended May 31, 2020, and then through February 26, 2021, neither the Company nor anyone acting on its behalf consulted with MB regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by MB on the Company’s consolidated financial statements; or (ii) any matter that was either the subject of a disagreement with Prager or a reportable event with respect to Prager.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2020. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2020 due to a lack of segregation of duties.

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

Under the supervision and with the participation of our Chief Executive Officer, we have evaluated the effectiveness of our internal control over financial reporting as of May 31, 2020, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of May 31, 2020 and identified the following material weaknesses:

1. There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

2. There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

3. There is a lack of a formal approval process for related party transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended May 31, 2020, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

 PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The Company’s executive officers and directors and their respective age as of May 31, 2020 are as follows:

Directors:

Name of Director	Age
Andrew Eddy	37
Andrew Parry	39

Executive Officers as of May 31, 2020:

The following table lists our directors and provides their respective ages and titles as of May 31, 2020:

Name	Age	Title	Director Since
Andrew Eddy	37	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director	2019
Max Chater	32	Chief Operations Officer & Chief Distiller	2019

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

In March 2015, Mr. Eddy joined VGE Ltd as their Sales Director. VGE is a leading United Kingdom based Real Estate development firm at the forefront of the design, development and build of carbon neutral sustainable homes which encompass cutting edge smart control systems and technologies. He has single-handedly driven sales from inception to over $50M during his tenure.

Mr. Eddy has no family relationships with any of the Company’s directors or executive officers, and he has no direct or indirect material interest in any transaction to be disclosed pursuant to Item 404(a) of Regulation S-K.

Max Chater – Chief Operations Officer & Chief Distiller

Max Chater has been our Chief Operations Officer & Chief Distiller since June 10, 2019.

From January 2011 to June, 2012, Mr. Chater worked for Brewdog Bars Limited (part of Brewdog PLC), as a training manager for bar teams. Max was instrumental in recruiting and training for four bars across the United Kingdom.

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

Code of Ethics.  We have not adopted a Code of Ethics for our principal executive and financial officer.

Item 11.     Executive Summary and Compensation

Executive Compensation

Name and Position	Fiscal Year	Salary	Bonus	Other annual Compensation	Restricted Stock Award (s)	Securities Underling Options	LTIP Payouts	All other Compensation
Andrew Eddy	2020	$30,000	0	0	0	0	0	$0
Max Chater	2020	$44,000	0	0	0	0	0	$0

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2020 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

•	each of our directors and named executive officers;

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

NAME	TOTAL SHARES OWNED	PERCENTAGE
Andrew Eddy	10,625,250	31.1%
Max Chater	5,124,750	15.0%

Item 13.     Certain Relationships and Related Transactions and Director Independence

During fiscal year 2020, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 9 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Item 14.     Audit fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended May 31, 2020 and May 31, 2019, were approximately $52,650 and $29,955 respectively.

Tax Fees

The fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended May 31, 2020 and 2019 were $0 and $0 respectively.

All other fees

There were no fees billed for other products or services provided by our principal accountant for 2020 or 2019.

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
Name: Andrew Eddy Title: Chief Executive Officer

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of October, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Andrew Eddy	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director
Andrew Eddy

/s/ Andrew Parry	Director
Andrew Parry

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4	101	XBRL Reports

CONSOLIDATED FINANCIAL STATEMENTS INDEX

Page

Report of Independent registered accounting firm	F-2
Consolidated Balance Sheets as of May 31, 2020 and May 31, 2019	F-3
Consolidated Statements of Operations and Comprehensive Loss for the period ended May 31, 2020, period ended May 31, 2019 and period ended July 31, 2018	F-4
Consolidated Statement of Shareholder’s Equity for the period ended May 31, 2020, period ended May 31, 2019 and period ended July 31, 2018	F-5
Consolidated Statements of Cash Flows for the period ended May 31, 2020, period ended May 31, 2019 and period ended July 31, 2018	F-6
Notes to the Consolidated Financial Statements	F-7 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Momentous Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Momentous Holdings Corp. and its subsidiaries (collectively, the “Company”) as of May 31, 2020 and 2019, the related consolidated statements of operations and other comprehensive loss, consolidated statements of changes in stockholders’ deficit, and cash flows for year ended May 31, 2020, and for the period from August 1, 2018 through May 31, 2019, and the related notes and we have audited the related statements of operations, changes in stockholders’ deficit, and cash flows for the period from June 1, 2018 through July 31, 2018 for Max Chater Ltd, (the “Predecessor”) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2019

Houston, Texas

February 26, 2021

Momentous Holdings Corp.

Consolidated Balance Sheets

	May 31,	May 31,
	2020	2019

ASSETS
Current Assets
Cash	$1,252	$4,840
Inventory	9,857	–
Accounts receivable	13,799	17,309
Accounts receivable from related party	5,180	2,238
Prepaid expenses and other	6,712	3,484
Total Current Assets	36,800	27,871

Intangible asset	47,231	48,125
Property and equipment, net of accumulated depreciation of $3,692 and $1,971, respectively	7,767	1,899

TOTAL ASSETS	$91,798	$77,895

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$38,652	$10,470
Due to related parties	162,719	96,615
Convertible note payable, net of unamortized discount of $86,444	44,651	–
Derivative liability	94,640	–
Short term borrowings	236	17,424
Other accrued expenses and liabilities	79,207	59,914
Total Current Liabilities	420,105	184,423

Non Current Liabilities:
Borrowings	$46,380	$–
Total Non Current Liabilities	46,380	–

TOTAL LIABILITIES	$466,485	$184,423

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 34,165,000 and 34,115,000 issued and outstanding as of May 31, 2020 and May 31, 2019, respectively	34,165	34,115
Additional paid-in capital	28,257	7,807
Accumulated deficit	(441,334)	(152,605)
Accumulated other comprehensive income	4,225	4,155
Total Stockholders' Deficit	(374,687)	(106,528)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$91,798	$77,895

The accompanying notes are an integral part of these consolidated financial statements.

Momentous Holdings Corp.

Consolidated Statements of Operations And Other Comprehensive Loss

	Year	August 1, 2018	June 1, 2018
	ended	through	through
	May 31,	May 31,	July 31,
	2020	2019	2018
	(Successor)	(Successor)	(Predecessor)

Revenues

Sales	$175,877	$131,328	$23,938
Sales to related party	–	2,371	2,129
	175,877	133,699	26,067
Cost of goods sold	(145,612)	(104,777)	(22,559)
Gross Profit	30,265	28,922	3,508

Operating Expenses
General and administrative expenses	(313,279)	(170,298)	(26,949)
Selling and distribution expenses	(12,173)	(4,330)	(409)
Total Operating Expenses	(325,452)	(174,628)	(27,358)

Operating Loss	(295,187)	(145,706)	(23,850)

Other income	19,549	8,491	2,681
Gain on change in fair value of derivative liability	33,360	–	–
Interest expense	(46,451)	(665)	–

Loss before income taxes	(288,729)	(137,880)	(21,169)

Income Taxes	–	–	–

Net Loss	$(288,729)	$(137,880)	$(21,169)

Other Comprehensive Income
Foreign currency translation adjustment	70	4,468	2,819
Total Comprehensive Loss	$(288,659)	$(133,412)	$(18,350)

Net Loss per Share: Basic and Diluted	$0.01	$0.01	$211.69

Weighted Average Number of Shares Outstanding: Basic and Diluted	34,153,795	24,802,541	100

The accompanying notes are an integral part of these consolidated financial statements.

Momentous Holdings Corp.

Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stakeholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

PREDECESSOR
Balances, June 1, 2018	100	129	–	(31,725)	363	(31,233)

Net loss	–	–	–	(21,169)	–	(21,169)
Foreign currency translation adjustment	–	–	–	–	2,819	2,819

Balances, July 31, 2018	100	$129	$–	$(52,894)	$3,182	$(49,583)

SUCCESSOR
Balances, July 31, 2018	15,750,000	$15,750	$(15,750)	$(14,725)	$(313)	$(15,038)

Net loss	–	–	–	(137,880)	–	(137,880)
Reverse recapitalization	18,245,000	18,245	(36,323)	–	–	(18,078)
Issuance of common stock issued for cash	120,000	120	59,880	–	–	60,000
Foreign currency translation adjustment	–	–	–	–	4,468	4,468

Balance, May 31, 2019	34,115,000	$34,115	$7,807	$(152,605)	$4,155	$(106,528)

Balance, May 31, 2019	34,115,000	$34,115	$7,807	$(152,605)	$4,155	(106,528)
Net loss	–	–	–	(288,729)	–	(288,729)
Issuance of common stock issued for cash	40,000	40	14,960	–	–	15,000
Issuance of common stock issued for services provided	10,000	10	5,490	–	–	5,500
Foreign currency translation adjustment	–	–	–	–	70	70

Balance, May 31, 2020	34,165,000	$34,165	$28,257	$(441,334)	$4,225	$(374,687)

The accompanying notes are an integral part of these consolidated financial statements

Momentous Holdings Corp.

Statements of Consolidated Cash Flows

	Year	August 1, 2018	June 1, 2018
	ended	through	through
	May 31,	May 31,	July 31,
	2020	2019	2018
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(288,729)	$(137,880)	$(21,169)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,721	1,971	265
Loss on goodwill impairment	–	49,581	–
Gain on change in fair value of derivative liability	(33,360)	–	–
Amortization of debt discount	41,556	–	–
Issue of common stock for services	5,500	–	–
Changes in assets and liabilities:		–	–
Inventory	(9,857)	–	–
Accounts payable	28,182	2,501	747
Accounts receivable - third party	3,510	597	(6,276)
Accounts receivable - related party	(2,942)	3,997	8,006
Prepaid expenses and other	(3,228)	(3,378)	1,239
Other accrued expenses and liabilities - accruals	7,491	9,485	155
Other accrued expenses and liabilities - taxes payable	11,802	17,531	5,107
Net cash used in operating activities	(238,354)	(55,595)	(11,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(7,660)	(1,280)	(3,179)
Cash received on reverse merger	–	196	–
Net cash used in investing activities	(7,660)	(1,084)	(3,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	15,000	60,000	–
Proceeds from issue of convertible note payable	128,000	–	–
Loans advanced	46,380	11,573	–
Loans repaid	(2,343)	(9,132)	–
Related party loans advanced	74,146	1,515	–
Bank overdraft	(17,188)	–	7,481
Related party loans repaid	(6,419)	(5,225)	–
Net cash provided by financing activities	237,576	58,731	7,481

Effect of exchange rate changes on cash	4,850	2,590	2,821

Changes in cash	(3,588)	4,642	(4,803)

Cash at beginning of year/period	4,840	198	4,803

Cash at end of year/period	$1,252	$4,840	$–

Significant Non-Cash Investing and Financing Transactions
Common stock issued in reverse merger, net of cash received	$–	$18,078	$–
Derivative liability from convertible debt	$128,000	–	–
Interest expense forming part of convertible debt	$3,095	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Momentous Holdings Corp.

Notes to the Financial Statements

May 31, 2020

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

We were incorporated as Momentous Holdings Corp., “the Company”, on May 29, 2015 in the State of Nevada for the purpose of designing, acquiring and developing mobile apps and mobile software for download by end consumers.

On August 1, 2018, V Beverages Limited. (“V Beverages”), acquired MaxChater Ltd. (“MaxChater”), for £1. MaxChater is the operating entity in the transaction and is therefore viewed as the predecessor entity for financial reporting purposes, and V Beverages is viewed as the successor entity. The acquisition of MaxChater by V Beverages was accounted for using the acquisition method of accounting, and the excess of the consideration paid over the net liabilities acquired, representing goodwill on acquisition, was fully impaired at the date of the transaction, as further described in Note 10.

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

Throughout the consolidated financial statements, we refer to “Successor” and “Predecessor”. For periods after the acquisition of MaxChater Ltd. (since August 1, 2018), our operating results and cash flows are referred to as Successor. For periods prior to the acquisition of MaxChater Ltd., our operating results and cash flows are referred to as Predecessor. Where tables are presented, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

The consolidated financial statements for the period from August 1, 2018 to May 31, 2019 (successor) and as at that date, comprise the financial statements of V Beverages and MaxChater.

The financial statements for the period ended July 31, 2018 (predecessor – separated by black bar) comprise the financial statements of MaxChater Ltd. for the period from June 1, 2018 to July 31, 2018.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $383,305, a total stockholders’ deficit of $374,687 at May 31, 2020 and accumulated losses at that date of $441,334. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The ongoing coronavirus pandemic, which arose during the fourth quarter of the fiscal year, has also had a significant impact on the ability of the Company to continue as a going concern. Further details of the impact of the coronavirus pandemic on the Company’s operations are set out in Note 14 ‘Subsequent Events’. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. Details of the Company’s debt are set out in Note 7.

Following the completion of the 10-K for the year ended May 31, 2019, management raised funds to provide working capital for the immediate future and on January 13, 2020 issued a Convertible Promissory Note, details of which are set out in Note 7.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

The consolidated balance sheets as at May 31, 2020 and May 31, 2019 comprise the consolidated net assets and equity of Momentous Holdings Corp, V Beverages Limited and MaxChater Ltd.

The consolidated statements of operations and other comprehensive loss and statements of cash flows for the period ended May 31, 2019 comprise the consolidated financial statements of Momentous Holdings Corp, V Beverages Limited and MaxChater Ltd. for the period from August 1, 2018 to May 31, 2019 (successor).

The consolidated statements of operations and other comprehensive loss and statements of cash flows for the period ended July 31, 2018 (predecessor – separated by black bar) comprise the financial statements of MaxChater Ltd. for the period from June 1, 2018 to July 31, 2018.

The consolidated statements of changes in stockholders' deficit presents the changes in equity of MaxChater Ltd. for the period from June 1, 2018 to July 31, 2018 (predecessor) and of Momentous Holdings Corp, V Beverages Limited and MaxChater Ltd. for the period from August 1, 2018 to May 31, 2019 and for the year ended May 31, 2020 (successor).

Related party transactions and balances are separately disclosed in the financial statements where appropriate.

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

As at May 31, 2020 and May 31, 2019, we had no other cash equivalents.

Revenue Recognition

Effective June 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606") using the retrospective application method. Our revenue (referred to in our financial statements as “sales”) consists primarily of the sale of spirits produced and sold in the UK. Sales of products are for cash or otherwise agreed-upon credit terms. Our payment terms vary by location and customer, however, the time period between when revenue is recognized and when payment is due is not significant. Our customers consist primarily of individuals, bars and restaurants.

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

Revenue is also shown net of Value Added Tax ('VAT') payable to the UK tax authority on the sale of products. All our revenue is generated within the UK.

Accounts receivable

Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information.

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory consists primarily of Neutral Grain Spirits used in production.

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

Property and Equipment

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

The ‘Victory’ brand intangible asset is recorded at the fair value of the consideration paid. Further details are provided in Note 4.

The Company reviews the carrying value of intangible assets not subject to amortization annually to determine whether impairment may exist, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Following a review, the company has concluded that there no impairment to the carry value of the intangible assets is required.

Basic and Diluted/Net Loss Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of common stock actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report. The company does not have any outstanding dilutive securities during the current or prior reporting periods.

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

The embedded conversion feature in the Convertible Note Payable that the Company issued on January 13, 2020, that became convertible during the period ended May 31, 2020 qualifies as a derivative instrument due to a Low-Priced Security adjustment feature in the Note related to the increased volatility, potential lack of liquidity, and increased transaction costs that arise if and when the Trading Price of the Company’s common stock falls or is below certain levels at any point during the 20 Trading Days prior to the Conversion Date.

The valuation of the derivative liability was determined through the use of a Black Scholes option-pricing model (See Note 7).

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, a lessee will recognize assets and liabilities on its balance sheet for most leases, but will recognize expense similar to current lease accounting guidance. Additionally, this guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company has elected to defer adoption of ASU 2016-02 until June 1, 2020.

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

NOTE 4 – INTANGIBLE ASSET

The intangible asset of $47,231 (May 31, 2019: $48,125) represents the cost of the ‘Victory’ brand acquired by V Beverages from a related party in November 2017 under the terms of a Trademark Purchase Agreement. The change in value is attributable to changes in foreign exchange rates in the year. This Agreement states that the total value of the transaction was £38,188 ($48,125) in the form of a credit note plus 10% common stock of the parent company (Momentous Holdings Corp) that is undilutable until $1,000,000 of investment is made into Momentous Holdings Corp. This balance was due for repayment in two equal installments by August 2, 2019 without interest, however the terms of the credit note were extended until December 2020 and subsequently to April 30, 2021.

Management considers the useful life of the brand intangible not to be limited or restricted, and therefore its useful life is indefinite. Accordingly, the intangible asset will not be amortised but is tested annually for impairment.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues. As of:

	May 31, 2020	May 31, 2019
Equipment	$11,459	$3,870
Less accumulated depreciation	(3,692)	(1,971)
Equipment, net	$7,767	$1,899

During the year ended May 31, 2020 the Company purchased property and equipment totaling $7,660. Assets are depreciated over their useful lives beginning when placed in service. Depreciation expense was $1,721 for the year ended May 31, 2020, $1,971 for the period ended May 31, 2019 (successor) and $265 for the period ended July 31, 2018 (predecessor), respectively.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable comprised the following:

	May 31, 2020	May 31, 2019
Amounts due from third parties	$15,444	$23,901
Allowance for bad and doubtful debts	(1,645)	(6,592)
	13,799	17,309
Amounts due from related parties (see note 9)	5,180	2,238
	$18,979	$19,547

NOTE 7 – DEBT

Short term borrowings from related parties at May 31, 2020 include an amount of $41,047 due in respect of the purchase of the ‘Victory’ brand acquired in November 2017 (see details in Note 4). This balance was due for repayment in two equal installments by August 2, 2019 without interest, however the terms of the credit note were extended until December 2020 and subsequently until April 30, 2021. During the year an amount of $6,169 was repaid against the amount due by agreement with the related party.

The total amount loaned to the Company by the directors was $121,672 as of May 31, 2020, comprising $48,490 loaned in the prior year, additional loans of $74,146, repayments of $250 and foreign exchange movements of $714 during the year ended May 31, 2020.

The total amounts loaned to the company by related parties as of May 31, 2020 was therefore $162,719. Each of the loans and other borrowings are unsecured, interest-free and have no fixed repayment terms, except where otherwise stated.

On August 2, 2019, the Company entered into a new £20,000 ($24,250) bank overdraft facility with an effective rate of 12.22 per cent per annum which is personally guaranteed by one of the Company’s directors. The facility does not have a fixed or minimum duration but may be cancelled by the bank at any time. As of May 31, 2020 the Company had drawn $236 from the overdraft facility.

On May 6, 2020, the Company obtained a bank loan, the equivalent of $46,380 under a UK Government backed loan scheme to assist businesses affected by COVID-19. For the first twelve (12) months of the loan, the loan is interest-free and no repayments are due. Thereafter the loan is repayable over 5 years at an interest rate of 2.5% per annum.

Convertible note payable

On January 13, 2020, the Company issued a Convertible Note Payable in the principal amount of $250,000 (the “Note”) to a venture capital firm with offices in New York, New York (the “Holder”). Per the terms of the Note, the principal amount of the Note shall accrue interest at the rate of ten percent (10%) per annum. The Note was due to mature on January 13, 2021 and includes various rates of penalties for earlier repayment but is otherwise unsecured. The maturity of the note has been extended to February 28, 2021 by agreement among the parties and payment of all interest and penalties waived.

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

The Company had received total proceeds of $128,000 under the Note as of May 31, 2020 in two tranches, comprising $95,000 received on February 29, 2020 and $33,000 received on April 17, 2020.

The Note has been accounted for in accordance with ASC 815 at fair value and an embedded derivative liability measured using a Black-Scholes option pricing model. As of May 31, 2020 there is a derivative liability of $94,640 and convertible debt net of discount of $44,651 on which interest payable of $3,095 has been accrued.

The change in fair value of the derivative liability during the period is as follows:

Balance – June 1, 2019	$–
Debt discount recognized at inception	128,000
Day one loss on valuation of derivative	122,840
Gain on change in fair value of derivative during the period	(156,200)
Balance – May 31, 2020	$94,640

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at the date each tranche was received:

	May 31, 2020	January 13, 2020
Expected term	8 months	1 year
Expected average volatility	195.00%	192.99%
Expected dividend yield	–	–
Risk-free interest rate	0.17%	1.53%

The following table presents the derivative financial instrument, the Company’s only financial liability measured and recorded at fair value on the company’s consolidated balance sheet on a recurring basis, and its level within the fair value hierarchy as of May 31, 2020:

	Amount	Level 1	Level 2	Level 3
Embedded derivative liability	$94,640	$–	$–	$94,640
Total	$94,640	–	–	$94,640

NOTE 8- INCOME TAXES

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 21% for the periods ended May 31, 2020, May 31, 2019 and July 31, 2018 to the Company’s effective tax rate is as follows:

	Year ended May 31, 2020	August 1, 2018 - May 31, 2019	June 1, 2018 - July 31, 2018
Income tax benefit at statutory rate	$115,536	$48,050	$–
Change in valuation allowance	(115,536)	(48,050)	–
Income tax provision	$–	$–	$–

As at May 31, 2020, the Company has approximately $550,172 of cumulative net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years with no expiry date. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

The Company is part of a simplified ‘flat-rate’ VAT scheme and pays VAT at the rate of 8% on its gross sales instead of applying the standard rate of VAT of 20% to net sales and expenses and paying and reclaiming the net difference. The company has disclosed ‘other income’ of $9,393, $8,491 and $2,681 as being the effect of applying the flat rate VAT scheme for the periods ended May 31, 2020, May 31, 2019 and July 31, 2018 respectively.

Taxes due and payable are $60,460 and $49,246 as of May 31, 2020 and May 31, 2019, respectively. The taxes relate to United Kingdom VAT and payroll-related taxes. Taxes payable are disclosed within other accrued expenses and liabilities in the consolidated balance sheet.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended May 31, 2020, additional amounts loaned by the current directors to the Company were $74,146 and amounts repaid to the directors by the Company were $250, bringing the total balance due to the current directors by the Company to $111,799, net of foreign exchange movements, as of May 31, 2020 (May 31, 2019: $38,617). The amounts loaned by the directors are unsecured, non-interest bearing, and due on demand.

Amounts due to a former director as of May 31, 2020 and May 31, 2019 were $9,873 with no transactions in the current year. The amounts loaned are unsecured, non-interest bearing, and due on demand.

Amounts totaling $5,360 were loaned by the company to a director of the company’s UK subsidiary and his family member. £5,180 of this balance is included in Amounts due from related parties and £180 is included in Prepaid expenses and other in the Consolidated Balance Sheet. The loans are interest free and repayable on demand.

During the year ended May 31, 2020, the Company invoiced and sold products, totaling $0 to one related party, The Drafthouse, which is considered to be a related party due to there being a common significant shareholder with Momentous Holdings Corp. During the period ended May 31, 2019 (successor) the Company invoiced and sold products totaling $2,371 to The Drafthouse. During the period ended July 31, 2018 (predecessor) the Company sold products totaling $2,129 to this same related party.

Accounts receivable balances from The Drafthouse were $0 and $2,238 at May 31, 2020, and May 31, 2019, respectively.

During the year ended May 31, 2020 the Company repaid an amount of $6,169 to a related party in respect of the acquisition of the ‘Victory’ brand. The balance due to that related party as of May 31, 2020 was $41,047 (May 31, 2019: $48,125). Further details are provided in Note 7.

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

The fair value of the net liabilities acquired are as follows:

$
Tangible fixed assets - net book amount	6,588
Accounts receivable	24,137
Other receivable	106
Assets	30,831

Accounts payable	1,127
Overdrafts and loans	7,760
Taxes payable	31,710
Wages payable	4,477
Other payables	519
Loans and advances by V Bev	34,820
Liabilities	80,413

Net liabilities	(49,582)
Fair value adjustment	0
Fair value of net liabilities acquired	(49,582)

Consideration	1

Goodwill	$49,581

NOTE 11 – CAPITAL STOCK

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

On August 8, 2019, the company issued 40,000 shares of common stock for cash in the amount of $0.375 per share for a total of $15,000.

On October 17, 2019, the company issued 10,000 shares of our common stock to one of our independent service providers as additional compensation for continued service and deferment of payment owed by the Company for prior services rendered. The value of the stock based compensation was determined at $5,500 with reference to the market value of the Company’s shares as of October 17, 2019.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company operated from rent-free premises in Central London until March 26, 2018 when the Company leased approximately 300 square feet of industrial space in Tottenham, London in the United Kingdom for approximately $400 per month which was cancelable by either party with one months notice The Company also purchased a shipping container for additional space on location. The company incurred no rental costs for the shipping container.

On April 26, 2019, the Company entered into an agreement with a third party for the sale and leaseback of the shipping container in the amount of $2,223. Rental payment after usage of the credit from the sale and leaseback of the shipping container was agreed at $1,090 per month. On November 1, 2019, the Company relinquished the 300 square feet of industrial space and retained the shipping container at a reduced rental of approximately $410 per month, cancelable by either party with two weeks’ notice. Effective from the August 29, 2020 the rental contract of the shipping container was cancelled.

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

The rental expense for the year ended May 31, 2020 was $20,633, for the period ended May 31, 2019 (successor) was $5,719 and for the period ended July 31, 2018 (predecessor) was $3,891.

NOTE 13 – CONCENTRATION

During the year ended May 31, 2020, total cost of goods sold was $145,612 of which $112,666 or 78% was paid to one non-related supplier of Neutral Grain Spirits (NGS). During the period ended May 31, 2019 (successor), total cost of goods sold was $104,777 of which $62,249 or 59% was paid to one non-related supplier of NGS. During the period ended July 31, 2018 (predecessor), total cost of goods sold was $22,559 of which $19,766 or 87% was paid to one non-related supplier of NGS.

During the year ended May 31, 2020, the Company invoiced and sold products, totaling $26,952 or 15% of total sales to non-related parties via its online web shop, the sales from which were insignificant in the period ended May 31, 2019 (successor) and the period ended July 31, 2018 (predecessor). During the year ended May 31, 2020 the company invoiced and sold products totaling $39,759 or 23% of total sales to two non-related parties. During the period ended May 31, 2019 (successor) the company sold products totaling $33,564 or 26% to two non-related parties. During the period ended July 31, 2018 (predecessor) the company invoiced and sold products totaling $13,455 or 56% of total non-related party revenue, to two non-related parties. The accounts receivable balances in respect of these non-related parties were $0 on May 31, 2020 and $9,581 at, May 31, 2019.

Refer to Note 9 for details of sales to related parties.

NOTE 14 – SUBSEQUENT EVENTS

Coronavirus pandemic (“COVID-19”)

During the quarter ended May 31, 2020 and subsequent to the balance sheet date, the Company was significantly affected by the ongoing COVID-19 pandemic and is currently operating under severe restrictions following implemented UK Government policy. We are unable to estimate when we will resume full operations, including tours and masterclasses at this time.

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

On July 15, 2020 MaxChater Ltd. changed its legal and business name to V Beverages (London) Ltd.

Effective from the August 29, 2020, the rental contract of the shipping container in Tottenham was cancelled.

The following funds were received under the Convertible Note Payable, the details of which are set out in note 7.

On September 4, 2020, the Company received $19,500.

On September 24, 2020, the Company received $46,500.

On September 28, 2020, the Company received $20,000.

On October 15, 2020 the Company received $11,000.

On November 2, 2020 the Company received $24,000.

On January 19, 2020 the maturity of the convertible note payable was extended to February 28, 2021 and payment of all interest and penalties from the issuance date waived.

