Form 10-K
period 2023-05-31
MOMENTOUS HOLDINGS CORP.
filed 2023-09-15
CIK 1653876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-207163

MOMENTOUS HOLDINGS CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

32-0471741

(I.R.S. Employer Identification No.)

300 Mamaroneck Ave

Apt. 201

White Plains, New York 10605

(646) 768-8417

(Address and telephone number of Registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock: $0.001 par value	MMNT	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of September 15, 2023 the Registrant had 33,115,000 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual Report, the terms “we”, “us”, “our”, “the Company”, mean Momentous Holdings Corp., unless otherwise indicated.

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and commencement of operations, and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include those described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

Description of Business

Momentous Holdings Corp. (“we”, us”, “Momentous”, the “Company”) was a modern craft beverage company, founded in 2015, that is based in London, United Kingdom. We designed, produced, marketed and sold handcrafted, award-winning alcohol beverage products with a portfolio consisting of gin, vodka, bitter aperitif and ready-to-drink cocktails (“RTD”).

Our strategy was to produce premium products with minimal impact to the environment through the use of modern technology during production. Our methods help us to conserve energy and reduce water waste whilst delivering what we believe is a superior product. We also focus on environmentally friendly and recyclable packaging to reduce our carbon footprint.

We filed our Form 10-K for the period ended May 31, 2020 on February 26, 2021 and have been dormant since that time. On July 6, 2023 as a result of a custodianship in Clark County, Nevada, Case Number: A-23-871246-B, Custodian Ventures LLC (“Custodian”), managed by David Lazar was appointed custodian of the Company. On the same date, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board of Directors.

David Lazar, 31, has been CEO and Chairman of the Company since July 6, 2023. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. Currently, David is Chairman and CEO of Titan Pharmaceuticals, Inc. (“TTNP”). David has a diverse knowledge of financial, legal, and operations management; public company management, accounting, audit preparation, due diligence reviews, and SEC regulations.

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

Employees

As of September 1, 2023 we had one employee, David Lazar

Facilities

The Company has no facilities at this time.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Financial Condition

We currently have no operations, and investors therefore have no basis on which to evaluate the Company’s future prospects.

We currently have no operations and will be reliant upon a merger with or acquisition of an operating business to commence operations and generate revenue. Because we have no operations and have not generated revenues, investors have no basis upon which to evaluate our ability to achieve our business objective of locating and completing a business combination with a target business. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms, or at all. If we fail to complete a business combination as planned, we will never generate any operating revenues.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including the COVID-19 pandemic and consequent economic downturn, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in acquiring a new business and generating material revenues, investors will likely lose their investment.

If we are not successful in developing a viable business plan and acquiring a new business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. If we are not successful, our investors will likely lose their entire investment.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, including development-stage companies such as ours and/or any operating business or businesses we may acquire, often grow rapidly and tend to have difficulty managing their growth. If we are able to acquire an operating business, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we have limited capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses, and accounting expenses will require a substantial amount of additional capital. The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of Common Stock, would also pose the risk of dilution.

We may be unable to obtain necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history and current lack of operations, the national and global economies, and the condition of the market for microcap securities. Further, economic downturns such as the current global depression caused by the COVID-19 pandemic may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

Because we are still developing our business plan, we do not have any agreement for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with any specific entity. We may not be successful in identifying and evaluating a suitable acquisition candidate or in consummating a business combination. We are neutral as to what industry or segment for any target company. We have not established specific metrics and criteria we will look for in a target company, and if and when we do, we may face difficulty reaching a mutual agreement with any such entity, including in light of market trends and forces beyond our control. Given our early-stage status, there is considerable uncertainty and therefore inherent risk to investors that we will not succeed in developing and implementing a viable business plan.

Risks Related to a Potential Business Acquisition

We may encounter difficulty locating and consummating a business combination, including as a result of the competitive disadvantages we have.

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchaser such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, S.E.C. disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys, and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. In such event, all of the time and capital resources expended by the Company in such a pursuit may be lost and unrecoverable by the Company or its shareholders. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

Conflicts of interest may arise between us and our shareholders, directors, or management, which may have a negative impact on our ability to consummate a business combination or favorable terms or generate revenue.

Our Chief Executive Officer, David Lazar, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. David Lazar, is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

It is possible that we obtain an operating company in which a director or officer of the Company has an ownership interest in or that he or she is an officer, director, or employee of. If we do obtain any business affiliated with an officer or director, such business combination may be on terms other than what would be arrived at in an arms-length transaction. If any conflict of interest arises, it could adversely affect a business combination or subsequent operations of the Company, in which case our shareholders may see diminished value relative to what would have been available through a transaction with an independent third party.

We may engage in a business combination that causes tax consequences to us and our shareholders.

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, David Lazar, our Chief Executive Officer and sole director, controls our operations. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

Because our search for a business combination is not presently limited to a particular industry, sector or any specific target businesses, prospective investors will be unable to evaluate the merits or risks of any particular target business’s operations until such time as they are identified and disclosed.

We are still determining the Company’s business plan, and we may seek to complete a business combination with an operating entity in any number of industries or sectors. Because we have not yet entered into any letter of intent or agreement to acquire a particular business, prospective investors currently have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, prospects or other metrics or qualities they deem appropriate in considering to invest in the Company. Further, if we complete a business combination, we may be affected by numerous risks inherent in the operations of the business we acquire. For example, if we acquire a financially unstable business or an entity lacking an established operating history, we may be affected by the risks inherent in the business and operations of a new business or a development stage entity. Although our management intends to evaluate and weigh the merits and risks inherent in a particular target business and make a decision based on the Company and its shareholders’ interests, there can be no assurance that we will properly ascertain or assess all the significant risks inherent in a target business, that we will have adequate time to complete due diligence or that we will ultimately acquire a viable business and generate material revenue therefrom. Furthermore, some of these risks may be outside of our control and leave us with no ability to reduce the likelihood that those risks will adversely impact a target business or mitigate any harm to the Company caused thereby. Should we select a course of action, or fail to select a course of action, that ultimately exposes us to unknown or unidentified risks, our business will be harmed and you could lose some or all of your investment.

Past performance by our management and their affiliates may not be indicative of future performance of an investment in us.

While our Chief Executive Officer has prior experience in advising businesses, his past performance, the performance of other entities or persons with which he is involved, or the performance of any other personnel we may retain in the future will not necessarily be an indication of either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) the future operating results of the Company including with respect to any business combination we may consummate. You should not rely on the historical record of him or any other of our personnel or their affiliates’ performance as indicative of our future performance or that an investment in us will be profitable. In addition, an investment in the Company is not an investment in any entities affiliated with our management or other personnel. While management intends to endeavor to locate a viable business opportunity and generate shareholder value, there can be no assurance that we will succeed in this endeavor.

We may seek business combination opportunities in industries or sectors that are outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive opportunity for the Company. Although management intends to endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risks, or that we will accurately determine the actual value of a prospective operating entity to acquire. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s ability to evaluate and make decisions on behalf of the Company may be limited, or we may make material expenditures on additional personnel or consultants to assist management in the Company’s operations. Investors should be aware that the information contained herein regarding the areas of our management’s expertise will not necessarily be relevant to an understanding of the business that we ultimately elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risks or strategic opportunities that may arise. Accordingly, any shareholders in the Company following a business combination could suffer a reduction in the value of their shares, and any resulting loss will likely not be recoverable.

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise by compatible with us as expected.

In pursuing our search for a business to acquire, we will likely seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete, or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Our ability to assess the management of a prospective target business may be limited and, as a result, we may acquire a target business whose management does not have the skills, qualifications, or abilities to enable a seamless transition, which could, in turn, negatively impact our results of operations.

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted and our shareholders could suffer a reduction in the value of their shares.

Any business we acquire will likely lack diversity of operations or geographical reach, and in such case we will be subject to risks associated with dependence on a single industry or region.

Our search for a business will likely be focused on entities with a single or limited business activity and/or that operate in a limited geographic area. While larger companies have the ability to manage their risk by diversifying their operations among different industries and regions, smaller companies such as ours and the entities we anticipate reviewing for a potential business combination generally lack diversification, in terms of both the nature and geographic scope of their business. As a result, we will likely be impacted more acutely by risks affecting the industry or the region in which we operate than we would if our business were more diversified. In addition to general economic risks, we could be exposed to natural disasters, civil unrest, technological advances, and other uncontrollable developments that will threaten our viability if and to the extent our future operations are limited to a single industry or region. If we do not diversify our operations, our financial condition and results of operations will be at risk.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state, and local governments. In addition to S.E.C. regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

There is currently a very limited market for our Common Stock, and there can be no guarantee that an active market for our Common Stock will develop, even if we are successful in consummating a business combination. Recently, the price of our Common Stock has been volatile for no reason. Further, even if an active market for our Common Stock develops, it will likely be subject to by significant price volatility when compared to more seasoned issuers. We expect that the price of our Common Stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our Common Stock can be based on various factors in addition to those otherwise described in this Report, including:

●	General speculative fever;

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	The public’s reaction to our press releases, S.E.C. filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events such as the COVID-19 pandemic and the resulting decline in the economy;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our Common Stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of Common Stock by our then directors and then executive officers or by significant investors; and

●	The employment or termination of key personnel.

Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of whether we can consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because trading in our Common Stock is so limited, investors who purchase our Common Stock may depress the market if they sell Common Stock.

Our Common Stock trades on the Expert Market. The Expert Market generally is very illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act and do not meet the guidelines of the OTC Market. Our Common Stock itself infrequently trades.

The market price of our Common Stock may decline if a substantial number of shares of our Common Stock are sold at once or in large blocks.

Presently the market for our Common Stock is limited. If an active market for our shares develops in the future, some or all of our shareholders may sell their shares of our Common Stock which may depress the market price. Any sale of a substantial number of these shares in the public market, or the perception that such a sale could occur, could cause the market price of our Common Stock to decline, which could reduce the value of the shares held by our other shareholders.

Future issuance of our Common Stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our Common Stock in the future. The issuance of a substantial amount of our Common Stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of Common Stock in the public market, either in the initial issuance or in a subsequent resale by the target company in a business combination which received our Common Stock as consideration or by investors who has previously acquired such Common Stock could have an adverse effect on the market price of our Common Stock.

Due to recent changes to Rule 15c2-11 under the Securities Exchange Act of 1934, our Common Stock may become subject to limitations or reductions on stock price, liquidity, or volume.

On September 16, 2020, the S.E.C. adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934 (the “Exchange Act”). This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our Common Stock. The Rule as amended prohibits broker-dealers from publishing quotations on O.T.C. markets for an issuer’s securities unless they are based on current publicly available information about the Issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

The Rule changes could harm the liquidity and/or market price of our Common Stock by either preventing our shares from being quoted or driving up our costs of compliance. Because we are a voluntary filer under Section 15(d) of the Exchange Act and not a public reporting company, the practical impact of these changes is to require us to maintain a level of periodic disclosure we are not presently required to maintain, which would cause us to incur material additional expenses. Further, if we cannot or do not provide or maintain current public information about our Company, our stockholders may face difficulties in selling their shares of our Common Stock at desired prices, quantities, or times, or at all, as a result of the amendments to the Rule.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

Not applicable

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock currently trades in the Expert Market under the symbol “MMNT”. There is no quoted stock price at this time.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Securities Transfer Corporation, Suite 214 Salt, Lake City, UT, 84121 (Telephone (469) 633-0101.

As of September 4, 2023 there were 33,115,000 shares of our common stock outstanding, which were held by approximately 36 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never paid or declared any dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has no operations or revenue as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of Covid-19 on our business, see Item 1.A. - “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company, and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing S.E.C. reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect one business combination due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the S.E.C. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ Report accompanying our May 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Momentous Holdings Corporation

300 Mamaroneck Ave.

Apt 201

White Plains, New York 10605

Disclaimer Opinion on the Financial Statements

We were engaged to audit the accompanying consolidated balance sheets of Momentous Holdings Corporation (the “Company”) as of May 31, 2023, and the related consolidated statements of operations and other comprehensive loss, statements of changes in stockholders’ deficit and statements of cash flows for the year then ended. As described in the Basis for Disclaimer Opinion, we were unable to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements of the Company, therefore, we do not express an opinion on these financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred a net loss of $53,962 during the year, had negative working capital of $613,349 and accumulated deficit of $679,996 on May 31, 2023. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Disclaimer Opinion

We were not engaged as auditors of the Company until August of 2023 at which time much of the audit evidence necessary to provide a basis for an audit opinion had not been made available to us. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held on May 31, 2023, as well as the incomes and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, incomes and expenses.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph above, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. We have no critical audit matters to report in this regard.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2023.

JP Centurion & Partners PLT (PCAOB: 6723)
Kuala Lumpur, Malaysia

Date: September 15, 2023

MOMENTOUS HOLDINGS CORPORATION

BALANCE SHEETS

May 31,
2023
ASSETS
Current assets:
Total assets	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	40,513
Due to former related parties	162,719
Convertible note, net	44,651
Derivative liability	94,640
Short term borrowings	236
Notes payable related parties	5,650
Other accrued expenses and liabilities	218,560
Borrowings	46,380
Total liabilities	613,349

Commitments and contingencies	-

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 33,115,000 shares issued and outstanding as of May 31, 2023	33,115
Additional paid-in capital	29,307
Accumulated deficit	(679,996)
Accumulated other comprehensive income	4,225
Total Stockholders’ deficit	(613,349)
Total liabilities and deficit	$-

The accompanying notes are an integral part of these financial statements.

MOMENTOUS HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS

Year ended
May 31, 2023
Operating expenses:
General and administrative	7,511
Total operating expenses	7,511
Income (loss) from operations	(7,511)
Other income (expense)
Interest (expense)	(46,451)
Total other income (expense)	(46,451)
Income (loss) before income taxes	(53,962)
Provision for income taxes (benefit)	-
Net loss	$(53,962)

Basic earnings (loss) per common share	$(0.00)
Diluted earnings (loss) per common share	$(0.00)

Weighted -weighted average number of shares outstanding:
Basic	33,115,000
Diluted	33,115,000

The accompanying notes are an integral part of these financial statements.

MOMENTOUS HOLDINGS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2022	33,115,000	$33,115	$29,307	$4,225	$(626,034)	$(559,387)

Net (loss)		-	-	-	(53,962)	(53,962)

Balance, May 31, 2023	33,115,000	$33,115	$29,307	$4,225	$(679,996)	$(613,349)

The accompanying notes are an integral part of these financial statements.

MOMENTOUS HOLDINGS CORPORATION

STATEMENTS OF CASH FLOWS

Cash flows from operating activities of continuing operations:
Net income (loss)	$(53,962)
Accounts payable	1,861
Accrued liabilities	46,451
Net cash used in operating activities	(5,650)

Cash flows from financing activities:
Related party loans	5,650
Net cash provided by financing activities	5,650

Net increase in cash and cash equivalents	$-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

PERIOD ENDED MAY 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

We were incorporated as Momentous Holdings Corp., “the Company”, on May 29, 2015 in the State of Nevada for the purpose of designing, acquiring and developing mobile apps and mobile software for download by end consumers.

On August 1, 2018, V Beverages Limited. (“V Beverages”), acquired MaxChater Ltd. (“MaxChater”), for £1. MaxChater is the operating entity in the transaction and is therefore viewed as the predecessor entity for financial reporting purposes, and V Beverages is viewed as the successor entity. The acquisition of MaxChater by V Beverages was accounted for using the acquisition method of accounting, and the excess of the consideration paid over the net liabilities acquired, representing goodwill on acquisition, was fully impaired at the date of the transaction.

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

We filed our Form 10-K for the period ended May 31, 2020 on February 26, 2021 and have been dormant since that time. On July 6, 2023 as a result of a custodianship in Clark County, Nevada, Case Number: A-23-871246-B, Custodian Ventures LLC (“Custodian”), managed by David Lazar was appointed custodian of the Company. On the same date, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board of Directors.

David Lazar, 31, has been CEO and Chairman of the Company since July 6, 2023. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. Currently, David is Chairman and CEO of Titan Pharmaceuticals, Inc. (“TTNP”). David has a diverse knowledge of financial, legal, and operations management; public company management, accounting, audit preparation, due diligence reviews, and SEC regulations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”).

Going Concern

As of May 31, 2023 the Company had $-0- in cash and cash equivalents. The Company had net loss of $53,962 for the year ended May 31, 2023 had negative working capital of $613,349 and accumulated deficit of $679,996 on May 31, 2023. Historically, the Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company currently is custodianship and expects its Custodian, who has a demonstrated track record of funding custodianships he has undertaken, to provide financing for the next twelve months. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements. The most significant estimates relate to debt and liabilities. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of May 31, 2023 the Company had no cash on hand.

Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“A.S.C.”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended May 31, 2023, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes.” Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not sustained upon examination by taxing authorities.

The amount recognized is measured as the largest benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Net Loss per Share

The Company reports loss per share under A.S.C. Topic 260, “Earnings Per Share,” which establishes computing standards and presents earnings per share. The basic loss per share calculation divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period without considering common stock equivalents. The diluted loss per share calculation is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For the diluted net loss per share calculation purposes, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes under ASC 718 “Compensation-Stock Compensation,” which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the issuance date.

The expansion of Topic 718 fell under A.S.U. 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. The measurement date for equity-classified nonemployee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of nonemployee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new A.S.U. aligns the accounting for nonemployee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term for the measurement of the nonemployee share-based payment awards. The new A.S.U. allows entities to make an award-by-award election to use either the expected duration (consistent with employee share-based payment awards) or the contractual term for nonemployee awards

Recent Accounting Pronouncements

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the S.E.C., did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – DEBT

The Company filed Form 10-K for the period ended May 31, 2020 on February 26, 2021 and has been dormant since that time. On July 6, 2023 the Company entered into custodianship in Clark County, Nevada, Case Number: A-23-871246-B. On July 25, 2023, the Custodian initiated a motion to require written proof of claims for liabilities incurred by the Company. The Company currently has no assets so it is likely that creditors will not receive any payment against their liability. However for accounting purposes the Company has recorded all liabilities outstanding as of May 31, 2023 and has accrued interest on these per the original terms. As of May 31, 2023, the Company had $613,349 in liabilities on its balance sheet comprised of the following:

Accounts payable	$40,513
Due to former related party	162,719
Convertible note, net	44,651
Derivative liability	94,640
Short term borrowings	236
Notes payable related parties	5,650
Other accrued expense and liabilities	218,560
Borrowings	46,380
Total liabilities	$613,349

NOTE 4 – CAPITAL STOCK

As of May 31, 2023, the Company had 75,000,000 common shares with a par value $0.001 authorized with 33,115,000 shares issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

On July 6, 2023 as a result of a custodianship in Clark County, Nevada, Case Number: A-23-871246-B, Custodian Ventures LLC (“Custodian”), managed by David Lazar was appointed custodian of the Company. On the same date, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board of Directors.

David Lazar, 31, has been CEO and Chairman of the Company since July 6, 2023. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. Currently, David is Chairman and CEO of Titan Pharmaceuticals, Inc. (“TTNP”). David has a diverse knowledge of financial, legal, and operations management; public company management, accounting, audit preparation, due diligence reviews, and SEC regulations.

On July 25, 2023, the Custodian initiated a motion to require written proof of claims for liabilities incurred by the Company. The Hearing was held on August 30, 2023. was advanced by the judge resulting in an Order Requiring Proofs of Claim which was entered and submitted for publication once a week for four weeks on August 29, 2023. The Company expects an affidavit of publication in early October. As of the date of this Report, the company’s legal counsel in Nevada has not received any claims so far.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2023 our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of May 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year May 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

David Lazar, 33, has been CEO and Chairman of the Company since July 6. 2023. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations. Current Mr. Lazar is Chairman and CEO of Titan Pharmaceuticals, Inc.

MARKET			FROM		TO
NAME OF ISSUER	TRADED ON	POSITION(S) HELD	MM	YYYY	MM	YYYY
Rarus Technologies, Inc. (RARS)	OTCBB	CEO, Director	01	2018	05	2018
DRS, Inc. (DRSX)		CEO, Director	07	2018	11	2018
Energenx, Inc. (EENX)	OTC	CEO	03	2018	07	2018
Melt, Inc. (MLTC)	OTC	Director	10	2018	03	2019
Nevtah Capital Management Corporation (NTAH)	OTC – US	President, Chief Executive Officer & Secretary	03	2019	05	2020
Mediashift, Inc. (MSHFQ)	OTC	Chairman, President, CEO, CFO & Secretary	03	2019	09	2019
Sollensys Corp. (SOLS)	OTC Market	President, CEO, Secretary & Director	12	2019	08	2020
Foru Holdings, Inc (FORU)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
Superbox, Inc (SBOX)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	02	2021
Petrone Worldwide, Inc (PFWIQ)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	09	2020
Gushen, Inc (GSHN)	OTC – US	Chairman, President, CEO, CFO & Secretary	03	2020	12	2020
Reliance Global Group Inc. (RELI)	OTC	Director	03	2020	06	2020
GHAR, Inc. (GHAR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	06	2020
PhoneBrasil (PHBR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2020	12	2020
XXStream Entertainment, Inc.	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	12	2020

Adorbs Inc.	N/A	Chairman, President, CEO, CFO & Secretary	07	2020	03	2022
China Botanic Pharmaceutical, Inc(CBPI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	08	2021
C2E Energy Inc. (OOGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	06	2021
Finotec (FTGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	01	2021
3D Makerjet Inc. (MRJT)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	03	2021
Pan Global Corp. (PGLO)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	07	2021
Balincan International, Inc. (ALTB)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2021	02	2022
Shengshi Elevator International(SSDT)	OTC Markets	Chairman, President, CEO, CFO & Secretary	05	2021	12	2021
Romulus Corp. (RMLS)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2021	08	2021

David Lazar was also the sole officer and director of Shentang International, Inc. (“Shentang”), which is a blank check company. On April 29, 2020, Plentiful Limited, a Samoan company, purchased 10,000,000 shares of Shentang’s preferred stock, par value $0.001 per share, representing 98% of the voting stock, from Custodian Ventures for $225,000. This concluded Mr. Lazar’s association with Shentang. A business combination has yet to occur. Shentang has not registered any offerings under the Securities Act.

David Lazar was also the sole officer and director of Guozi Zhongyu Capital Holdings (formerly Melt Inc.) (“Guozi”), which was a blank check company. On February 27, 2019, Zhicheng RAO, purchased 2,185,710,000 shares of Guozi’s common stock, par value $0.00001 per share, from Custodian Ventures for $325,000, representing 99% of the voting stock. This concluded Mr. Lazar’s association with Guozi. Guozi has not registered any offerings under the Securities Act.

David Lazar was also the sole officer and director of Cang Bao Tian Xia International Art Trade Center Inc. (formerly Zhongchai Machinery, Inc.) (“Cang”), which is a blank check company. On December 16, 2018, Xingtao Zhou and Yaqin Fu purchased 3,096,200 shares of common stock and 10,000,000 shares (the “Shares”) of preferred stock, each par value $0.001 per share, representing approximately 99% of the voting capital, from Custodian Ventures for $375,000. This concluded Mr. Lazar’s association with Cang. A business combination has yet to occur. Cang has not registered any offerings under the Securities Act.

Except for GHAR, Inc, Adorbs, Inc. and Reliance Global Group Inc., Mr. Lazar took control of all of the companies listed by becoming the Court-appointed custodian through Custodian Ventures LLC and entity in which he is the managing member.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee

We do not have any committees of the Board as we only have one director.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions since one person is our sole officer and director.

Code of Ethics

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees. As of the date of this Report, our sole director is also our Chief Executive Officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Stock to file initial reports of ownership and changes in ownership of the Company’s Common Stock with the S.E.C. These individuals are required by the regulations of the S.E.C. to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us none of Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Stock failed to comply with Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended May 31, 2023 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

We did not pay any compensation to our Chief Executive Officers (the “Named Executive Officers”) during the last two fiscal years.

Named Executive Officer Employment Agreements

None.

Termination Provisions

As of the date of this Report, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to a Named Executive Officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities, with respect to each Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

As of May 31, 2023 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

The Company does not have any securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of May 31, 2023 by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 33,115,000 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
David Lazar	Common	20,000	Less than 1%

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		20,000	Less than 1%

5% SHAREHOLDERS

Andrew Eddy	Common	15,750,000	47.6%
32 Curzon St. London, UK

James Horan	Common	7,500,000	22.6%
Cambridge, Heath Rod London, UK

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended May 31, 2023 the Company paid $5,000 in accounting fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTOUS HOLDINGS CORPORATION

Dated: September 15, 2023	By:	/s/ David Lazar
David Lazar
Chief Executive Officer (Principal Executive Officer)