Form 10-KT
period 2023-11-30
MOMENTOUS HOLDINGS CORP.
filed 2023-12-29
CIK 1653876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _________

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2023 to November 30, 2023

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 29, 2023 the Registrant had 33,115,000 shares of common stock issued and outstanding.

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

Description of Business

Recent Developments

Change in Fiscal Year-End

On December 18, 2023, the Company’s court appointed Custodian, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year End from May 31 to November 30. As a result of this change, we are filing this Transition Report on Form 10-KT for the six-month transition period from June 1, 2023 to November 30, 2020. References to any of our previous fiscal years mean the fiscal years ending on May 31.

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

David Lazar, 33, has been CEO and Chairman of the Company since July 6, 2023. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. Currently, David is Chairman and CEO of Titan Pharmaceuticals, Inc. (“TTNP”). David has a diverse knowledge of financial, legal, and operations management; public company management, accounting, audit preparation, due diligence reviews, and SEC regulations.

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

Employees

As of December 20, 2023 we had one employee, David Lazar

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

As of December 20, 2023 there were 33,115,000 shares of our common stock outstanding, which were held by approximately 36 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Change in Fiscal Year-End

On December 18, 2023, the Company’s court appointed Custodian, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year End from May 31 to November 30. As a result of this change, we are filing this Transition Report on Form 10-KT for the six-month transition period from June 1, 2023 to November 30, 2020. References to any of our previous fiscal years mean the fiscal years ending on May 31.

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

On November 15, 2023 the Court in Nevada issued an “Order Barring Unasserted Claims” which relieved the Company of all liabilities on its balance sheet except for expenses incurred by the Custodian. As a result the Company recorded a gain from the extinguishment of debt of $444,980 on its Statements of Operations for the fiscal year ended November, 2023, as well as $162,719 in the extinguishment of debt to a former related party that was recorded as an equity transaction on the Company’s Statement of Changes in Stockholders’ Equity for the fiscal year ended November 30, 2023.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ Report accompanying our November 30, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Momentous Holding Corporation

300 Mamaroneck Ave

Apt. 201

White Plains

New York 10605

Opinion on the Financial Statements

We have audited the accompanying condensed balance sheets of Momentous Holding Corporation (the “Company”) as of November 30, 2023, and the related condensed statements of operations, condensed statements of changes in stockholders’ deficit and condensed statements of cash flows for the period then ended from June 1, 2023 to November 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023, and the results of its operations and its cash flows for the period ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had zero cash and cash equivalents and accumulated deficit of $729,366 on November 30, 2023. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS

JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2023.

JP Centurion & Partners PLT (PCAOB: 6723)

Kuala Lumpur, Malaysia

Date: December 28, 2023

Momentous Holdings Corp

Condensed Balance Sheets

	November 30,	May 31,
	2023	2023
ASSETS
Current assets:
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	-	40,513
Due to former related parties	-	162,719
Convertible note, net	-	44,651
Derivative liability	-	94,640
Short term borrowings	-	236
Notes payable related parties	-	5,650
Other accrued expenses and liabilities	-	218,560
Total current liabilities	-	566,969
Borrowings	-	46,380
Total liabilities	-	613,349

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, Series A, 10,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding as of November 30, 2023 and May 31, 2023	10,000	-
Common stock, $0.001 par value, 75,000,000 shares authorized; 33,115,000 shares issued and outstanding as of November 30, 2023 and May 31, 2023	33,115	33,115
Additional paid-in capital	682,026	29,307
Accumulated deficit	(729,366)	(679,996)
Accumulated other comprehensive income	4,225	4,225
Total Stockholders’ deficit	-	(613,349)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Momentous Holdings Corp

Condensed Statements of Operations

	Six months ended November 30, 2023	Year ended May 31, 2023
Operating expenses:
General and administrative	$18,632	$7,511
Compensation expense-related party	475,718	-
Total operating expenses	494,350	7,511
Income (loss) from operations	(494,350)	(7,511)
Other income (expense)
Interest (expense)	-	(46,451)
Gain from extinguishment of debt	444,980	-
Total other income (expense)	444,980	(46,451)
Income (loss) before income taxes	(49,370)	(53,962)
Provision for income taxes (benefit)	-	-
Net loss	$(49,370)	$(53,962)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted -weighted average number of shares outstanding:
Basic	33,115,000	33,115,000
Diluted	33,115,000	33,115,000

The accompanying notes are an integral part of these condensed financial statements.

Momentous Holdings Corp

Condensed Statements of Changes in Stockholders’ Equity

						Accumulated
	Series A				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2023	-	$-	33,115,000	$33,115	$29,307	$4,225	$(679,996)	$(613,349)

Extinguishment of debt to former related parties					162,719			162,719

Issuance of preferred shares for services and extinguishment of debt -related party	10,000,000	10,000			490,000			500,000

Net loss		-		-	-	-	(49,370)	(49,370)

Balance, November 30, 2023	10,000,000	$10,000	33,115,000	$33,115	$682,026	$4,225	$(729,366)	$-

						Accumulated
	Series A				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2022	-	$-	33,115,000	$33,115	$29,307	$4,225	$(626,034)	$(559,387)

Net (loss)		-		-	-	-	(53,962)	(53,962)

Balance, May 31, 2023	-	$-	33,115,000	$33,115	$29,307	$4,225	$(679,996)	$(613,349)

The accompanying notes are an integral part of these condensed financial statements.

Momentous Holdings Corp

Condensed Statements of Cash Flows

	Six months	Year ended
	November 30, 2023	May 31, 2023
Cash flows from operations:
Net (loss)	$(49,370)	$(53,962)
Gain from extinguishment of debt	(444,980)
Stock based compensation	475,718
Accounts payable	-	1,861
Accrued liabilities	-	46,451
Net cash (used in) operating activities	(18,632)	(5,650)

Cash flows from financing activities:
Related party loans	18,632	5,650
Net cash provided by financing activities	18,632	5,650

Net increase in cash and cash equivalents		-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO FINANCIALS STATEMENTS FOR THE

FISCAL YEAR ENDED NOVEMBER 30, 2023

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

David Lazar, 33, has been CEO and Chairman of the Company since July 6, 2023. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. Currently, David is Chairman and CEO of Titan Pharmaceuticals, Inc. (“TTNP”). David has a diverse knowledge of financial, legal, and operations management; public company management, accounting, audit preparation, due diligence reviews, and SEC regulations.

On November 15, 2023 the Court in Nevada issued an “Order Barring Unasserted Claims” which relieved the Company of all liabilities on its balance sheet except for expenses incurred by the Custodian. As a result the Company recorded a gain from the extinguishment of debt of $444,980 on its Statements of Operations for the fiscal year ended November, 2023, as well as $162,719 in the extinguishment of debt to a former related party that was recorded as an equity transaction on the Company’s Statement of Changes in Stockholders’ Equity for the fiscal year ended November 30, 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”).

Change of Fiscal Year End

On December 18, 2023, the Company’s court appointed Custodian, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year End from May 31 to November 30. As a result of this change, we are filing this Transition Report on Form 10-K for the six-month transition period from June 1, 2023 to November 30, 2020. References to any of our previous fiscal years mean the fiscal years ending on May 31.

Going Concern

As of November 30, 2023 the Company had $-0- in cash and cash equivalents. The Company had an accumulated deficit of $729,366 on November 30, 2023. Historically, the Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company currently is custodianship and expects its Custodian, who has a demonstrated track record of funding custodianships he has undertaken, to provide financing for the next twelve months. The Company’s operating results for future periods are subject to numerous uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements. The most significant estimates relate to the determination of the value of stock based compensation for a thinly traded company, the valuation of a shell company, and for debt and liabilities. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less cash equivalents. As of November 30, 2023 the Company had no cash on hand.

Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“A.S.C.”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended November 30, 2023, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

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

NOTE 3 – DEBT AND RELATED PARTY DEBT

On November 15, 2023 the Court in Nevada issued an “Order Barring Unasserted Claims” which relieved the Company of all liabilities on its balance sheet except for expenses incurred by the Custodian. As a result the Company recorded a gain from the extinguishment of debt of $444,980 on its Statements of Operations for the fiscal year ended November, 2023, as well as $162,719 in the extinguishment of debt to a former related party that was recorded as an equity transaction on the Company’s Statement of Changes in Stockholders’ Equity for the fiscal year ended November 30, 2023.

On October 20, 2023, Custodian agreed to accept 10,000,000 shares of newly designated Series A Preferred Shares in return for services performed and to cancel $24,282 in related party debt payable to him. As of November 30, 2023 the Company had no debt or liabilities. See Note 4 - Capital Stock

NOTE 4 – CAPITAL STOCK

Common stock

As of November 30, 2023, the Company had 75,000,000 common shares with a par value $0.001 authorized with 33,115,000 shares issued and outstanding.

Series A Preferred Stock

On October 17, 2023 the Company’s Board of Directors (the “Board”) authorized the creation of(10,000,000) shares of preferred stock, par value $0.001 per share, a separate class to be designated as Series A Preferred Stock consisting of ten million (10,000,000) shares, which series shall have the powers, designations, preferences and relative participation, optional and other special rights, limitations and restrictions in accordance with the Certificate of Designation. The key terms of the Series A Preferred stock as outlined in the Certificate of Designation are as follows:

Dividend Provisions. Subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of shares of Series A Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, upon any payment of any dividend (payable other than in Common Stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock of the Corporation) on the Common Stock of the Corporation, as and if declared by the Board of Directors, as if the Series A Preferred Stock had been converted into Common Stock.

Liquidation Preference. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock, or any other series or class of common stock of the Corporation, whether now in existence or hereafter created by amendment to the articles of incorporation of the Corporation or by a certificate of designation, by reason of their ownership thereof, and senior, prior, and in preference to any other series or class of preferred stock of the Corporation, whether now in existence or hereafter created by amendment to the articles of incorporation of the Corporation or by a certificate of designation, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series A Preferred Stock (each, the “the Original Issue Price”) for each share of Series A Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series A Preferred Stock, the Original issue price shall be $0.001 per share for the Series A Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, the entire assets and funds of the corporation legally available for distribution shall be distributed first to the Series A Preferred Stock, and then ratably among the holders of the each other series of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Redemption. The Series A Preferred Stock shares are non-redeemable other than upon the mutual agreement of the Corporation and the holder of shares to be redeemed, and even in such case only to the extent permitted by the Certificate of Designation, the Corporation’s Articles of Incorporation and applicable law.

Conversion. The holders of the Series A Preferred Stock, shall have conversion rights as follows (the “Conversion Rights”):

Right to Convert. Each of the holder(s) of issued and outstanding shares of Series A Preferred Stock shall be entitled to convert the Series A Preferred Stock, at the option of the holder(s) thereof, at any time after the date of issuance of such shares, at the office of the Corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock that are equal to ninety-five percent (95%), post conversion, of the total number of issued and outstanding shares of Common Stock of the Corporation, as if all i) Series A Preferred Stock, ii) other issued and outstanding classes or series of common or preferred stock of the Corporation convertible into Common Stock of the Corporation, and iii) outstanding warrants, notes, indentures and/or other instruments, obligations or securities convertible into Common Stock of the Corporation are converted (the “Conversion Shares”), with the shares of Series A Preferred Stock so converted by a holder to be converted into the number of common shares equal to the Conversion Shares multiplied by the quotient of the number of the shares of Series A Preferred Stock converted by the holder divided by the number of all Series A Preferred Stock issued and outstanding.

Automatic Conversion. All shares of Series A Preferred Stock shall automatically be converted into shares of Common Stock at the at the ratio defined in the “Right to Convert”

On October 20, 2023 the Company issued these 10,000,000 Series A Preferred Shares to the Custodian for services performed and for the cancellation of $24,282. These fair market value of these shares was determined to be $500,000 by estimating the value of comparable inactive fully reporting shell companies. As a result, $24,282 of the value of these shares was applied against the Company’s loan balance due to the Custodian and the remaining value of $475,718 was recorded as non-cash compensation expense on the company’s Statements of Operations for the period ended November 30, 2023.

NOTE 5 – SUBSEQUENT EVENTS

On December 18, 2023, the Company’s court appointed Custodian, acting under judicial order on behalf of the Board of Directors of the Company, in accordance with the Company’s Bylaws, acted by written consent to change the Company’s Fiscal Year End from May 31 to November 30. As a result of this change, the Company is filing this Transition Report on Form 10-K for the six-month transition period from June 1, 2023 to November 30, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2023 our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of November 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year November 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended November 30, 2023 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

We did not pay any compensation to our Chief Executive Officers (the “Named Executive Officers”) during the last two fiscal years. We paid our Chief Executive Officer $475,718 in stock based compensation for the year ended November 30, 2023.

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

Outstanding Equity Awards at Fiscal Year End

As of November 30, 2023 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

We paid our Chief Executive Officer and Director $475,718 in stock based compensation for the year ended November 30, 2023. None of this amount was allocated to his services performed as a Director.

Equity Compensation Plan Information

The Company does not have any securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of November 30, 2023 by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 33,115,000 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership		% of Common Stock
Custodian Ventures - David Lazar has voting control	Common	20,000		Less than 1%

	Preferred	10,000,000	(a)	100%

(a) The Preferred stock, if converted is convertible to 95% of the outstanding common stock after conversion

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		20,000		Less than 1%

5% SHAREHOLDERS

Andrew Eddy	Common	15,750,000		47.6%
32 Curzon St. London, UK

James Horan	Common	7,500,000		22.6%
Cambridge, Heath Rod London, UK

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the for the fiscal year ended November 30, 2023 the Company paid $5,000 in accounting fees.

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

MOMENTOUS HOLDINGS CORPORATION

Dated: December 29, 2023	By:	/s/ David Lazar
David Lazar
Chief Executive Officer (Principal Executive Officer)