Form 10-K/A
period 2023-05-31
MOMENTOUS HOLDINGS CORP.
filed 2024-03-21
CIK 1653876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of March 21, 2024 the Registrant had 33,115,000 shares of common stock issued and outstanding.

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Momentous Holdings Corporation (“Original Filing”) for the fiscal year ended May 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2023.

The Company’s Original Filing on September 15, 2023 contained a disclaimer opinion from the Company’s previous auditors, JP Centurion and Partners PLT (PCOAB : 6723). The Company on numerous occasions attempted unsuccessfully to contact JP Centurion to have them determine whether they could perform additional testing on the Company to enable the removal of the disclaimer opinion to be replaced with a clean going concern opinion. JP Centurion was completely unresponsive to the Company’s requests. As a result, the Company engaged Beckles and Co. Inc.(PCAOB :7116) to re-audit the May 31, 2023 financial statements for the Company as well initiating a new audit for the year ended 2022.

The following items have been amended and supplemented to reflect the issuance of a new audit opinion that now includes the periods ended May 31, 2023 and May 31, 2022:

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Momentous Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Momentous Holdings Corporation as of May 31, 2023 and May 31, 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and May 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2024

West Palm Beach, FL

March 21, 2024

Momentous Holding Corp

Consolidated Balance Sheets

	May 31,	May 31,
	2023	2022
ASSETS
Current assets:	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,513	$38,652
Due to former related parties	162,719	162,719
Convertible note, net	44,651	44,651
Derivative liability	94,640	94,640
Short term borrowings	236	236
Notes payable related parties	5,650	-
Other accrued expenses and liabilities	218,560	172,109
Total current liabilities	566,969	513,007
Borrowings	46,380	46,380
Total liabilities	613,349	559,387

Commitments and contingencies	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 33,115,000 shares issued and outstanding as of May 31, 2023 and May 31, 2022	33,115	33,115
Additional paid-in capital	29,307	29,307
Accumulated deficit	(679,996)	(626,034)
Accumulated other comprehensive income	4,225	4,225
Total Stockholders’ deficit	(613,349)	(559,387)
Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

Momentous Holding Corp

Consolidated Statements of Operations

	Year ended	Year ended
	May 31, 2023	May 31, 2022
Operating expenses:
General and administrative	7,511	-
Loss on the impairment of assets	-	91,798
Total operating expenses	7,511	91,798
Income (loss) from operations	(7,511)	(91,798)
Other income (expense)
Interest (expense)	(46,451)	(92,902)
Total other income (expense)	(46,451)	(92,902)
Income (loss) before income taxes	(53,962)	(184,700)
Provision for income taxes (benefit)	-	-
Net loss	$(53,962)	$(184,700)

Basic earnings (loss) per common share	$(0.00)	$(0.01)
Diluted earnings (loss) per common share	$(0.00)	$(0.01)

Weighted -weighted average number of shares outstanding:
Basic	33,115,000	33,115,000
Diluted	33,115,000	33,115,000

The accompanying notes are an integral part of these financial statements.

Momentous Holdings Corp

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2021	34,165,000	$34,165	$28,257	$4,225	$(441,334)	$(374,687)

Adjustment to common shares outstanding	(1,050,000)	(1,050)	1,050	-	-	-

Net (loss)		-	-	-	(184,700)	(184,700)

Balance, May 31, 2022	33,115,000	$33,115	$29,307	$4,225	$(626,034)	$(559,387)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2022	33,115,000	$33,115	$29,307	$4,225	$(626,034)	$(559,387)

Net (loss)		-	-	-	(53,962)	(53,962)

Balance, May 31, 2023	33,115,000	$33,115	$29,307	$4,225	$(679,996)	$(613,349)

The accompanying notes are an integral part of these financial statements.

Momentous Holding Corp

Consolidated Statements of Cash Flows

	Year ended	Year ended
	May 31, 2023	May 31, 2022
Cash flows from operating activities of continuing operations:
Net income (loss)	$(53,962)	$(184,700)
Loss from the impairment of assets	-	91,798
Accounts payable	1,861
Accrued liabilities	46,451	92,902
Net cash used in operating activities	(5,650)	-

Cash flows from financing activities:
Related party loans	5,650
Net cash provided by financing activities	5,650

Net increase in cash and cash equivalents	$-	$-
Cash and cash equivalents at beginning of period	$-	$-
Cash and cash equivalents at end of period	$-	$-

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

On December 11, 2023, Custodian Ventures, LLC (the “Seller”) and Qiao Future Technology Co., Ltd. (“the Buyer”) entered into a stock purchase agreement (the “Agreement”) pursuant the Buyer acquired 10,000,000 shares of Series A Preferred Stock (the “Preferred Stocks”) of Momentous Holdings Corporation (the “Company”) for a consideration of $275,000.00 from the Seller (the “Transaction”). The Transaction closed on December 28, 2023.

The Preferred Stocks contains a conversion right which the holder may, in its sole discretion, to convert into ten (10) fully paid and nonassessable shares of Common Stock for each share of the Preferred Stock. If the conversion right is exercised by the Buyer, the conversion will result in a change in control of the Company. As of January 8, 2024, the Buyer have not exercised the conversion rights.

In connection with the Transition, Mr. David Lazar, president, chief executive officer, treasurer, chief financial officer, Secretary and the sole member of the Board of Directors (the “Board”), resigned from all of his positions with the Company and the resignations became effective on December 28, 2023. There was no disagreement between Mr. Lazar and the Company.

On December 29, 2023 the Board of Directors appointed Mr. Chen Yongjin as President, Secretary and Treasurer, and Mr. Pan Zhongjian as Chief Executive Officer of the Company.

Chen Yongjin, aged 45, has over 20 years of experience in enterprise management and financial investment. Mr. Chen is the founder and has been the Partner of D&S Capital since 2014, investing in companies with rapid growth potential. Chen has a master’s degree from Peking University.

Pan Zhongjian, aged 40, a serial entrepreneur with nearly 20 years of experience in enterprise management. Mr. Pan is the founder and has been the CEO of Shanghai Wenjia Industrial Co., Ltd. since 2016, which includes “Xiaoqiao” brand sports and fitness equipment, “Yingqu” brand small appliances, and “Ji’anshi” brand massagers.

Mr. Chen and Mr. Pan do not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

On October 11, 2023,the Company filed an Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Amended and Restated Articles of Incorporation became effective with the Nevada Secretary of State upon filing.

On October 17, 2023, the Company filed a Certificate of Designation with the Nevada Secretary of State, setting forth the terms, rights, obligations and preferences of the Series A Preferred Stock. The Certificate of Designation became effective with the Nevada Secretary of State upon filing. The information disclosed in the Introductory Note of this Current Report on Form 8-K regarding the terms of the Series A Preferred Stock is incorporated herein by reference.

The Amended and Restated Articles of Incorporation and Certificate of Designation are filed as Exhibit 3.1 and 4.1, respectively, hereto and incorporated herein by reference.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.

Based on its assessment, management has concluded that as of May 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

MOMENTOUS HOLDINGS CORPORATION

Dated: March 21, 2024	By:	/s/ David Lazar
David Lazar
Chief Executive Officer (Principal Executive Officer)